Form 10KSB
period 1995-12-31
INTERCONTINENTAL TECHNOLOGIES GROUP INC NV
filed 1996-11-06
CIK 753282

SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C.  20549

     FORM 10-KSB

     Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the fiscal year ended            Commission file number
December 31, 1995                         0-14279


         INTERCONTINENTAL TECHNOLOGIES GROUP, INC., NV
    (Formerly Continental Connector Industries, Inc.)
  (Exact name of registrant as specified in its charter)


     Nevada                        88-0199585
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)       Identification No.)

2950 31st Street, Suite 240
Santa Monica, California                    90405
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code (310) 581-4321

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes       No   X

     Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation SB (228.404 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of
this Form 10-KSB or any amendment to this Form 10-KSB.   [  ]

     Issuer's revenues for its most recent fiscal year were $168,063.

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of June 30, 1996 was zero.

     Class Outstanding at September 30, 1996

     Common stock, par value $.001: 5,020,600 shares

     DOCUMENTS INCORPORATED BY REFERENCE:

     None


     PART I

ITEM 1    BUSINESS

General Development of Business

      The Registrant was originally organized for the purpose of seeking to acquire subsidiary businesses. The discretion of the Registrant in acquiring such other businesses was very broad.

     On May 13, 1985 the Registrant acquired 100% of the outstanding stock of Continental Connector Corp. (Continental Co.) in exchange for 2,200,000 shares of the Registrant's common stock. Continental Co. is a Colorado corporation that was engaged in the development, manufacture and marketing of a broad line of multi-contact, precision, rack and panel card edge connectors. Such products are purchased primarily by companies in the electronics, aerospace, communications, data processing and defense industries.

     Operations consisted primarily of the manufacture, processing, and assembly of plated metal contacts, receptacles of various types designed and molded by Continental Co. from thermal setting compounds and other products, into precision connectors.

     From May 13, 1985 and through June 30th of the year ended
December 31, 1993 the Company operated only in this line of business. All manufacturing and marketing operations related to the connector business ceased as of June 30, 1993.

     During December 1992, the directors of the Registrant adopted a plan to dispose of certain portions of Continental Co. s real estate as well as its electronic connector business. This business had suffered significant losses from its operations during the previous five years due to declining markets for
Registrant's products and increased competition.   Additionally,
Registrant's principal lender had indicated a desire to discontinue its accounts receivable and inventory financing line of credit. The subsidiary's founder and chief executive had retired from active service to Registrant. Registrant had not secured additional financing to support this operation, and therefore, the Registrant had been unable to meet principal and interest repayment terms of its obligations to a secondary lender.

     In separate transactions with parties unrelated either to the Registrant or each other, Registrant has entered into sale agreements as follows:


     Sale of Equipment and Inventory

     On May 13, 1993 Registrant completed the sale of certain machinery and equipment and inventory to PMC, Inc. a private Delaware corporation having a diverse array of operations in the electronics and other businesses. The agreement of sale provided for a payment of $200,000 for manufacturing equipment essential in the operation of the business. The Registrant's metal plating operation was specifically excluded from the purchase. Equipment that the purchaser did not require was sold at auction. The Registrant would sell its inventory to the purchaser on an "as used" basis at its book cost. The purchaser, at closing, made a non-refundable advance to the Registrant of $300,000 toward the purchase of inventory. Weekly settlements for inventory actually used in the purchasers manufacturing operation were first applied to the advance and thereafter paid for in cash. The Registrant's inventory cost basis at December 31, 1992 was used to value inventory purchased under the agreement. The purchaser was required to purchase inventory from the Registrant during the period from the closing date through December 31, 1993. After such date the parties could continue this arrangement at their option, however the Registrant would be able to liquidate remaining inventory (if any) by any means available. The Registrant charged $765,846 to "Loss from discontinuance of subsidiary operations" during 1992, to reflect an estimate for unsold inventory remaining at December 31, 1993. Throughout the period from July 1, 1993 through December 20, 1994, PMC continued to purchase parts from the remaining inventory. Proceeds from the initial transaction were used to satisfy the accounts receivable and inventory line of credit as well as the term loan due to Gibraltar Corporation, the Registrant's principal lender, in full.

     In December, 1994, Registrant sold the entirety of its remaining interest in the subsidiary, Continental, to EFTS, Inc., of Florida. This sale contained a contingent interest on the part of Registrant, based upon ultimately received proceeds from the inventory liquidation, which resulted in income of 290,000 during February, 1996, when EFTS disposed of the remainder of the inventory.

     The Registrant does not expect that the results of these transactions will have adverse Federal income tax consequences as it has sufficient operating loss carryforwards to offset gains, if any.


     Sale of Real Estate

     On January 12, 1993 the Registrant entered into a contract for sale of real estate with Gita Temple Ashram, Inc., (Gita) a New York not-for-profit corporation. The contract covered one of two contiguous buildings in Woodside, NY that the Registrant's subsidiary, Continental, used as its manufacturing and sales facility. The contract specified a purchase price of $900,000 with $90,000 paid upon signing of the contract and the balance due at the closing date The closing occurred on July 20, 1993 at which time the Registrant received net proceeds from the sale amounting to $782,379. The Registrant had a book basis in the property of $240,625 at December 31, 1992.

     Proceeds from this transaction were used to effect the acquisition of Aero Industries, Inc., a corporation which has as its primary business the operation of a hangar and leasehold on the Ft. Lauderdale Airport.

     In a separate transaction on March 8, 1994 the Registrant sold its second building located in Woodside, NY to Gita for $900,000. At closing the Registrant received $100,403, after deducting expenses of the sale, and an eight-year promissory note in the amount of $700,000. The Registrant had a book basis in the property of $140,365 at December 31, 1993. The resulting gain was recognized as income for the fiscal year ending December 31, 1994.

     The Registrant does not expect that these transactions will have adverse Federal income tax consequences as it has sufficient operating loss carryforwards to offset the gain amounts.

     On August 15, 1993, Registrant changed its name from Continental Connector Industries to Intercontinental Technologies Group, Inc., shortened in normal usage to ITG. On August 23, 1993, Registrant also effected a 1 for 100 reverse stock split, such that for each 100 shares of Continental Connector Industries stock previously outstanding, a single share of new ITG stock would be issued.

     The directors of the Registrant have not convened a shareholders meeting for the approval of these transactions, however they have secured the consent of the shareholders representing a majority of the Registrant's Common Stock (See
Item 12.) Such shareholders control more than the simple majority of shares required to approve such transactions in accordance with the Registrant's by-laws.

     Aero Industries, Inc. (Aero)

     Aero is a Florida Corporation, originally formed in 1978 to exploit the introduction of Brazilian Bandeirante aircraft into the United States. In conjunction with this project, Aero acquired a 6+ acre leasehold on the Fort Lauderdale Executive Airport, which it currently leases to subtenants. Aero is primarily a property-holding entity, with approximately 14 years remaining on the lease and a sizable difference remaining between the lease annual costs and the annual rental values to be achieved from subleasing the facilities. This company was acquired, primarily for the leasehold rights, in exchange for $700,000 in cash and 800,000 shares of Registrant s restricted common stock, valued at $160,000, and the assumption of existing indebtedness of Aero of approximately $350,000. The Company s long-term plan is to either develop the remaining open acreage on the lease or to sell the leasehold rights entirely to a third party airport operator. The Company has an oral agreement to retire the existing indebtedness and retain title to the leasehold, however, the leasehold is currently pledged to a third-party lender with no written assurances that the lease will be returned upon repayment of the indebtedness. Due to uncertainties in this transaction there can be no assurance that the Company will continue to own and operate the lease and consequently be able to sell it to a disinterested operator.

     ITG Energy, Inc.

     ITG Energy, Inc. (Energy) is a California corporation, formed in 1993, for the purpose of making investments in oil & gas leases. The company made $300,000 of advances in 1993 for the acquisition of the Eureka Canyon Oil Lease from Petro Resources, Inc. The Company assumed functional control of the property during 1994. The lease contains 30 wells, of which 6 are operational and generate approximately $100,000 per year.
The remaining 24 wells are dormant, pending further analysis and rework. The company s goal is to return several more of the wells to active status and to increase the output of the operating wells. The company also plans to acquire additional properties in the future and to initiate drilling of development wells on property already controlled. ITG has posted a $50,000 deposit with the Department of Oil & Gas (California) for a plugging and abandonment bond, which will be recovered upon sale of the wells or actual satisfactory closure of each of the active wells.


     International Semiconductor Investment

     Effective December 31, 1994, ITG entered into an agreement to acquire 1,600,000 shares of the common stock of International Semiconductor Corp. (formerly known as Israel Semiconductor Corp.), ISC, in exchange for 1,000,000 shares of ITG common stock. The actual shares of ISC stock were received from Lema Investments, Ltd., the majority shareholder of ISC, and the entity that received the 1,000,000 shares of ITG common. ISC is in the business of producing gallium arsenide diodes for use in the high-tech electronics industry, and is based in Migdal Haemek, Israel. ISC is a Nevada corporation, publicly held, and currently trading on the over-the- counter market. ISC's stock has fluctuated between $0.50 and $3.50 during the time period that ITG has been a stockholder. Robert Terry, president of Registrant, is also the acting president of ISC and receives a consulting fee from ISC for his services.

     East European Imports Transaction

     During the fourth quarter of 1994, Registrant entered into an agreement to invest in East European Imports, Inc. ("EEI"), a corporation engaged in the import of vehicles from the country of Romania into the United States. Registrant, pursuant to the agreement, advanced capital, services and related use of office facilities. Disputes developed between Registrant and EEI which have led to the filing of a lawsuit for rescission in the Superior Court of Dade County, Florida. This case is in the discovery stage and no meaningful result can be projected at this point.


Other Items

     Working Capital The practices of the Registrant with respect to working capital items related primarily to sufficient working capital with which to operate its subsidiary Continental
Co. with respect to the inventory and accounts receivable of said business. Until such time as the Registrant s current subsidiaries reach their planned operating levels, working capital management is not a significant factor.

     Operating Loans

     During 1995, Registrant borrowed $302,500 from several parties to finance its ongoing operations and its investment in the EEI car importation program. Registrant pledged its interest in the income from the secured promissory note issued by the Gita Ashram Temple, and has been directing the income from that note to the repayment of the debt to the various lenders. This is an amortizing series of notes, however they all become due and payable during a six-month period commencing in January of 1997. These notes all carry conversion rights enabling the lenders to acquire ITG common stock at a purchase price of $1.50 per share in exchange for cancellation of an equivalent value of the principal and interest due on the notes. As of March 31, 1996, a total of $213,800 was due on the notes secured by a first position in the Gita Ashram promissory note, and $62,500 was due to holders of notes secured by a second position in the Gita Ashram note.

     Backlog As of December 31, 1993, the Registrant had ceased its connector manufacturing operation and had no backlog. The operations of Aero and Energy do not consist of product sales for which backlog is a significant factor.

     Government Contracts The Registrant does not anticipate that any material portion of its business will be subject to renegotiation of profits or termination of contracts at the election of the government. In most instances, the Registrant functioned as a subcontractor to prime government contractors and sold directly to the government only replacement parts.

     Competition Keen competition existed in the connector industry. Reductions in military spending caused a major shake-out in the connector business in the last ten years. The Registrant believes that its decision not to continue in this business, caused by increased competition inherent in this process is a wise one. Competition, however, is not a significant factor among independent oil producers such as the Registrant s ITG Energy subsidiary. Profitability is keyed directly to world oil prices and competition from major oil producing countries is significant. Aero faces significant competition from other companies in the airport leasehold and hangaring business, but the aviation property market in which Aero competes is heavily dependant upon local airport conditions rather than the economy as a whole.

     Research and Development Since its inception, the Registrant has not engaged in either company-sponsored or customer-sponsored research and development activities for its connector business. Research and development activities of Aero had been significant prior to the Registrant s acquisition of this business. Activities since the acquisition have not involved significant expenditures for research and development by the Registrant.

     Government Regulation    The businesses engaged in by the
Registrant are subject to extensive regulation by federal, state and local governmental agencies dealing with the protection of the environment. Certain of these regulations, which include provisions regulating air quality, water quality, disposal of waste products and employee safety, are technical in nature and involve substantial penalties in the event of breach and require extensive controls to assure adherence with their requirements. While the Registrant intends to operate in full compliance with these regulations, such compliance as well as potential inadvertent violations may result in significant additional cost in the operation of the Registrant.

     Employees. The Registrant currently has three full time employees, with additional employees within the subsidiaries. However, it is not expected that a significant number of additional employees will be required to meet the requirements of the Registrant's business. The Registrant's wholly owned subsidiary, Continental Co. had approximately 150 employees prior to June 30, 1993.


ITEM 2    PROPERTIES

     The Registrant uses approximately 2000 square feet of office space in Long Beach, California for administrative offices at a rental rate of $1,500 per month. The Registrant has no written lease at this location.

     Additionally, the Registrant subleases approximately 2,500 square feet of office space in Santa Monica, California at a rate of $4,126 per month with a term ending July 31, 1997. The Registrant subleases a portion of this facility to others and receives approximately $2,000 per month as sublease income.



ITEM 3    LEGAL PROCEEDINGS

     The Registrant knows of no litigation pending, threatened or contemplated, or unsatisfied judgments against the Registrant, nor any proceedings to which the Registrant is a party, other than the suit against East European Imports described above.

     The Securities and Exchange Commission is conducting an investigation of certain small issuers. The Registrant is unaware whether it is a subject of this particular investigation. The Registrant has not received any inquiries from the Securities and Exchange Commission since the filing of its previous Form 10-K for 1992.


          ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

     No matters were submitted to a vote of the Registrant's security holders during the previous three fiscal years.






     PART II



          ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

     The Registrant's Common Stock had previously traded in the over- the-counter market up until early 1992. There has been no trading in the Registrant's common stock for fiscal years ended December 31, 1992 through 1995 and for the period to the date of this report. Additionally, the Registrant is unaware of any broker dealer currently making a market in the common stock.

     The number of record holders of the Registrant's common stock on September 30, 1996 was approximately 2,305 common shareholders. However, there are a greater number of beneficial owners.

     To date, the Registrant has not paid cash dividends on its Common Stock. Holders of Common Stock are entitled to receive such dividends as may be declared and paid from time to time by the Board of Directors out of funds legally available therefor. The Registrant intends to retain all earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, the Registrant's financial condition and such other factors as the Registrant's Board of Directors may consider.


ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION

     The following tables set forth selected consolidated financial data for the Registrant for the five years ended December 31, 1995. The information has been restated from that presented in previous years to reflect the discontinuance of the operations of the Registrant's operating subsidiary, Continental Co. This information is provided to allow analysis of the previous three years' operations of the company.


     Intercontinental Technologies Group, Inc.
     Consolidated Balance Sheets

                                        December 31, December 31,
                                            1995          1994
                                        ------------------------
          ASSETS

Current Assets:
 Cash                                   $      9,629 $    11,648
 Notes receivable - current
          portion                             28,002      25,728
 Other accounts receivable                   293,500           0
                                        ------------ -----------
     Total current assets                    331,131      37,376

Property and equipment net of
   accumulated depreciation of
   $74,113 and $25,324 respectively          206,853     255,642

Notes receivable - non current               628,355     656,357
Other accounts receivable                          0     290,000
Advances from stockholder                    133,045           0
Deposits                                      51,000      51,000
                                        ------------ -----------
                                        $  1,350,384 $ 1,290,375

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Notes payable                               224,538           0
 Accounts payable and accrued expenses        19,052     138,065
 Advances from stockholder and affiliate      20,400      19,176
                                        ------------ -----------
     Total current liabilities               263,990     157,241

Notes payable - non-current                  125,000           0
Commitments (None)

Stockholders' equity
 Common stock, $.001 par value,
 750,000,000 shares authorized,
 5,051,593 shares issued and
 outstanding                                   5,052       5,052
Paid-in capital                            3,911,820   3,911,820
Retained earnings (deficit)               (2,955,478) (2,783,738)
                                        ------------  ----------
                                             961,394   1,133,134
                                        ------------  ----------
                                          $1,350,384  $1,290,375


     Intercontinental Technologies Group, Inc.
     Consolidated Balance Sheets

                                      December 31,   December 31,
                                         1993                1992
ASSETS                                ____________     __________

 Current Assets:
   Cash                                 $   71,634     $    7,335
                                        ------------ ------------
     Total Current Assets                   71,634          7,335

 Property and equipment net of
  accumulated depreciation of $800           4,000              0
 Net assets of discontinued subsidiary           0        511,769
 Deposits                                  328,247          1,000
                                        ------------ ------------
                                        $  403,881     $  520,204


LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Notes payable                        $        0     $    5,000
   Net liabilities of discontinued
    subsidiary                             671,611              0
   Accounts payable and accrued
    expenses                                 3,631            638
                                        ------------ ------------
     Total current liabilities             675,242          5,638
 Commitments (None)
 Stockholders' Equity
    Common stock, $.001 par value,
    750,000,000 shares authorized,
    2,819,600 shares issued and
    outstanding                              2,820          2,820
 Paid in capital                         2,501,852      2,501,852
 Subscriptions to common stock             160,000              0
 Retained earnings (deficit)            (2,936,033)   (1,990,106)
                                        ------------ ------------
                                          (271,361)       514,566
                                        ------------ ------------
                                        $  403,881     $  520,204



     Intercontinental Technologies Group, Inc.
     Consolidated Statements of Operations
     For the Years Ended December 31, 1995, 1994 and 1993

                              1995          1994         1993
                          -----------   ------------  ---------

Revenues                 $   168,063    $   133,525   $  37,970
Cost of Sales                 90,703         78,841       3,408
                          -----------   -----------   ---------
Gross profit                  74,360         54,684      34,562

Administrative expenses      270,795        244,877     211,824
Interest expense              35,295              0      24,724
(Gain) loss from asset
  sale                             0     (1,497,087)    471,016
Charge off of goodwill             0      1,200,000     278,500
Interest (income)            (56,990)       (45,401)     (5,575)
                          ----------    -----------   ---------
                             249,000        (97,611)    980,489
                          ----------    -----------   ---------
  Net income (loss)         (171,740)       152,295    (945,927)

  Net income (loss)
     per share            $     (.03)   $       .04    $   (.34)


Average shares
  outstanding              5,051,593      4,324,093   2,819,600


For changes in shareholders equity during the period from 1990 to 1995, see the consolidated financial statements at page 25 and page 43.





     Intercontinental Technologies Group, Inc.
     Consolidated Statements of Operations
     For the Years Ended December 31, 1992 and 1991

                                               1992      1991
                                             --------- ---------
Revenues                                  $          0 $       0
Cost of sales                                        0         0
                                             --------- ---------
Gross Profit                                         0         0


Administrative expenses                         43,599    39,363
Interest Expense                                     0         0
Loss from sale of assets                             0         0
Charge off of goodwill                               0         0
Other (income) and expense                         (84)  (13,370)
                                             --------- ---------
                                                43,515   (25,993)
                                             --------- ---------
(loss) from continuing
  operations                                   (43,515)  (25,993)

Gain (loss) from discontinuance
  of subsidiary operations                    (765,846)        0
(Loss) from operation of
  discontinued subsidiary                     (442,155) (972,569)
                                             --------- ---------
  Net income (loss)                         (1,251,516)$(998,562)

Net income (loss)
  per share                                  $    (.44)$   (.35)

Average shares
  outstanding                                2,819,600 2,819,600



     Intercontinental Technologies Group, Inc.
     Consolidated Statements of Cash Flow
     For the Years Ended December 31, 1995 and 1994

                                        1995         1994
                                   -------------  ----------
Cash flows from operating
 activities:
 Net (loss)                        $ (171,740)    $ 152,295
 Adjustments to reconcile net
 (Loss) to net cash provided
  by operating activities:
   Depreciation                        48,789        23,324
   Write-off of goodwill                    0     1,200,000
   Stock issued for services                0        42,200

 Changes in assets and
   liabilities:
   (Increase) decrease in
     other assets                     (3,500)         3,247
   (Increase) decrease in net
     assets of discontinued
     operation                             0     (1,537,270)
   (Decrease) increase in
     accounts payable and
     accrued expenses               (119,013)        28,008
                                   ---------      ---------
       Total Adjustments            ( 73,724)     ( 240,491)

   Net cash provided by
     operating activities           (245,464)     (  88,916)
                                   ---------      ---------
Cash flows from investing
 activities:
   Acquisition of property
    and equipment                          0         (  966)
   Increase in deposits                    0              0
   Repayment of notes
    receivable                        25,728              0
                                   ---------      ---------
 Net cash provided by (used
  in) investing activities            25,728         (  966)

Cash flows from financing
   activities:
  Advances from stockholder        ( 131,821)        19,176
  Proceeds from notes payable        369,620              0
  Repayment of notes payable       (  20,082)             0
  Sale of stock for cash                   0         10,000
                                   ---------      ---------
 Net cash provided (used in)
   financing activities              217,717         29,176
                                   ---------      ---------
Increase (decrease) in cash         (  2,019)     (  59,986)
Cash and cash equivalents,
    beginning of year                 11,648         71,634
                                   ---------      ---------
Cash and cash equivalents,
 end of year                           9,629         11,648
                                   =========      =========

Amounts paid during year
  For interest                        35,295              0
Income taxes                               0              0



     Consolidated Statements of Cash Flows
     For the Years Ended December 31, 1993, 1992 and 1991

                                  1993          1992        1991
                                ---------    ----------    ------
Cash flows from operating
   activities:
 Net (loss)                     $(945,927) (1,251,516) $(998,562)
 Adjustments to reconcile net
  (loss) to net cash provided
  by operating activities:
   Depreciation                       800         -            -
   Write off of goodwill          278,500         -            -
   Loss on lease assignment       630,310
   Changes in assets and
     liabilities:
    (Increase) decrease in
      other assets                 (3,147)        -       30,200
    (Increase) decrease in
      net assets of discon-
     tinued operation           1,183,380    1,208,002   934,164
    (Increase) decrease in
      other assets                    -            -           -
    (Decrease) increase in
      accounts payable and
      accrued expenses              2,993          638   (44,591)
       Total adjustments        2,092,836    1,208,640   919,773
  Net cash provided by
   operating activities         1,146,909      (42,876)  (78,789)

Cash flows from investing
     activities:
   Acquisition of property
     and equipment               (758,610)        -           -
   Increase in deposits          (324,000)
   Decrease in long term
    certificates of deposit             0          -     124,000
  Net cash provided by (used
   in) investing activities    (1,082,610)        -      124,000
Cash flows from financing
   activities:
  Proceeds from new borrowing           0         -        5,000
  Net cash provided by (used
   in) financing activities             0         -        5,000
Increase (decrease) in cash        64,299      (48,876)   50,211
Cash and cash equivalents,
 beginning of year                  7,335       50,211         -

Cash and cash equivalents,
  end of year                   $  71,634  $     7,335  $ 50,211

Amounts paid during year for
  Interest                         24,724            0         0
  Income taxes                          0            0         0

ITEM 6.   MANAGEMENTS DISCUSSION AND ANALYSIS OF PLAN OF
          OPERATION (CONTINUED)

The Registrant's sole operation since its inception in 1983 to June 30, 1993 was that of its 100% owned subsidiary, Continental Connector Corporation. This subsidiary had been engaged in the custom connector business since 1954 and was founded by its president, Leon Gilbert, who elected to retire in 1993. During its peak years, the subsidiary experienced annual sales in the fifteen to twenty million dollar range with gross margins approaching 60% in some years to a low of 6% in recent years. Sales were primarily to defense, aerospace and communications industries and the Registrant's customers were among the largest US companies. The Registrant's sales and gross margins had decreased steadily from 1985 as a result of government cuts in defense and aerospace programs and the breakup of AT&T that allowed the use of foreign-produced communications equipment.

Because of its operating losses during the years from 1987 to 1993 and the lack of available financing, the Board of Directors implemented a plan to dispose of the salable assets of the subsidiary, consisting primarily of real estate, equipment and inventory, and to use the proceeds therefrom to liquidate outstanding liabilities. Remaining resources were used to seek new business opportunities.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Since the Registrant has implemented a plan to dispose of its connector business, the results of operations of such business were classified as "Losses from operation of discontinued subsidiary" in the Statement of Operations included in the Registrant's financial statements for 1993 and 1994. The following discussion will provide additional detail with respect to these losses.

The Registrant's primary business and source of revenue was derived from the sales of its wholly owned subsidiary, Continental Co. The net loss from operations of the subsidiary ($442,155) for the year ended December 31, 1992 was less than the loss ($972,569) for 1991. The subsidiary was operated by the Registrant until June 30, 1993 and incurred further operating losses of $337,362 during the six months then ended.

Subsidiary revenues for the year ended December 31, 1992 decreased by $364,233 (4.3%) as compared to 1991 as a result of the continued recession in the connector industry and cuts in defense spending. Revenues for the six months ended June 30, 1993 amounted to $3,712,557 which was 17% lower than revenues for the comparable period of 1992. Cost of sales as a percentage of sales were 93% for 1992, 95% for 1991, and 79% for the six months ended June 30, 1993. The above percentages remained constant for 1992 and 1991 with the decrease in 1993 being caused by work force reductions and other factory cost cutting measures made in advance of termination of the operation. The gross profit percentages produced by these operations were insufficient to allow the Registrant to operate at a profit. Selling, general and administrative expenses of the subsidiary declined in 1992 by $162,520 (14%) and in 1991 by $88,542 (7%) as a result of efforts by the Registrant to reduce salary and other operating expenses.

There were no subsidiary operations of consequence at the connector company in 1994, other than sale of the remaining inventory on a contingency basis, with no cash received from that transaction in either 1994 or 1995.

Interest expense from 1991 to 1992 decreased by $125,953 (29%), and further in 1992 to 1993, to $95,452 (31%), due to a reduction in long term debt and the accounts receivable and inventory revolving loan and to declining interest rates. It was reduced to $0.0 in 1994 when asset sales proceeds were utilized to retire all then-existing debt.

Interest expense increased in 1995 to $35,295 when the registrant borrowed $302,500 against the income of the real estates sales
Note received from the sale of the New York real estate.  (See
Note 5 to the 1993 audited financial statement.)

The results of operations of the Registrant other than from the operation of the connector business consist of general and administrative expenses of the parent company. Such costs did not change significantly during 1993 from the 1992 levels until after the sale of the subsidiary in June of 1993.

The Registrant recorded a charge to operations of $765,846 in 1992 to reflect an adjustment to the carrying value of the net assets of the connector business. Such charge related to inventory which was liquidated in connection with the purchase agreement. During 1993 the Registrant realized a net gain from the connector operation of $154,158 which was due primarily to a gain of $491,520 from the sale of a building in Woodside, NY.

The registrant, as a result of the sale of the connector subsidiary, recorded net profits of $1,497,087 in 1994. It also recognized a loss of $1,200,000 in 1994 attributable to the acquisition of shares of stock in International Semiconductor Corp., because under the equity method of recognition of capital investment, the company invested in had no profit and no book value (See Note 3 to 1995 financial statement).

LIQUIDITY AND CAPITAL RESOURCES

Since the Registrant has discontinued operations of the connector business, a discussion of the current ratio and working capital requirements of that business are not relevant to the continuing operation of the Registrant and is omitted.

During May 1993 the Registrant completed the sale of its connector business. The Registrant received a total of $500,000 for equipment ($200,000) and a deposit on inventory purchases ($300,000). These proceeds were used to pay off the inventory and accounts receivable financing agreement. The Registrant continued to operate the business on behalf of the purchaser until June 30, 1993 at which time the operation was moved to the purchaser's facilities. The purchaser agreed to reimburse the Registrant for 90% of sales proceeds during this transition period to cover the costs of manufacturing. Of this amount, 25% was applied to reduce the inventory prepayment.

Remaining current assets consisting of cash accounts receivable of approximately $328,834 and ongoing sales of residual inventory to the purchaser were used to liquidate current liabilities and to pay current operating expenses of the Registrant.

The Registrant closed the sale of one of its buildings during July, 1993 for $900,000. The book value of the building was approximately $240,000. Proceeds of the sale were used to acquire the operations of Aero and Energy.

The remaining building, having a book value of approximately $258,000, was sold during March 1994. Proceeds were used to provide capital for the operations of Aero, ITG Energy, advances to EEI and finally, liquidation of all residual debts and claims arising from the operations of the discontinued subsidiary, Continental Connector.

During the first and second quarters of 1995, Registrant borrowed $250,000 from private investors, in a series of individual convertible notes, collectively secured by Registrant's promissory note payable from the Gita Ashram Temple (principal balance then owing of approximately $675,000). All payments by the Temple were assigned to the private investors for a period of 18 months, or until the loan was repaid in its entirety. During the fourth quarter, 1995, an additional sum of $52,500 was borrowed, from these same individuals, collectively secured by a second position (behind the $250,000 loan) in the Temple note.

The Registrant, as of June 30, 1996, had no capital commitments that were unmet. The Registrant currently has no future commitments for capital expenditures nor has it made commitments for future business development.


     INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Intercontinental Technologies Group, Inc.

We have audited the balance sheets of Intercontinental
Technologies Group, Inc. as of December 31, 1995 and 1994 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Intercontinental Technologies Group, Inc. as of December 31, 1995 and 1994, and the results of its operations and cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.


                             Winter, Scheifley & Associates, P.C.
                              Certified Public Accountants

Denver, Colorado
September 16, 1996


ITEM 7  FINANCIAL STATEMENTS

     INDEX TO FINANCIAL STATEMENTS

Opinion of Certified Public Accountant (1995)                  23

Financial Statements: 1995:

 Consolidated Balance Sheets as of December 31,
   1994 and 1995                                               25

 Consolidated Statements of Operations  for the
  Years Ended December 31, 1995, and 1994                      26

 Consolidated Statement of Stockholders' Equity
  for the Years Ended December 31, 1995, 1994 and 1993         29

 Consolidated Statements of Cash Flows  for the
  Years Ended December 31, 1995 and 1994                       31

 Notes to Consolidated Financial Statements (1995)        32 - 36

Opinion of Certified Public Accountant (1993)                  23

Financial Statements: 1993:

 Consolidated Balance Sheets as of December 31,
   1993 and 1992                                               24

 Consolidated Statements of Operations for the
  Years Ended December 31, 1993, 1992 and 1991                 27

 Consolidated Statement of Stockholders' Equity
  for the Years Ended December 31, 1992 and 1991               28

 Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1993, 1992 and 1991                 30

 Notes to Consolidated Financial Statements (1993)        32 - 36

     Intercontinental Technologies Group, Inc.
     Consolidated Balance Sheets

                                        December 31, December 31,
                                            1995          1994
                                        ------------------------
          ASSETS

Current Assets:
 Cash                                   $      9,629 $    11,648
 Notes receivable - current
          portion                             28,002      25,728
 Other accounts receivable                   293,500           0
                                        ------------ -----------
     Total current assets                    331,131      37,376

Property and equipment net of
   accumulated depreciation of
   $74,113 and $25,324 respectively          206,853     255,642

Notes receivable - non current               628,355     656,357
Other accounts receivable                          0     290,000
Advances from stockholder                    133,045           0
Deposits                                      51,000      51,000
                                        ------------ -----------
                                        $  1,350,384 $ 1,290,375

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Notes payable                               224,538           0
 Accounts payable and accrued expenses        19,052     138,065
 Advances from stockholder and affiliate      20,400      19,176
                                        ------------ -----------
     Total current liabilities               263,990     157,241

Notes payable - non-current                  125,000           0
Commitments (None)

Stockholders' equity
 Common stock, $.001 par value,
 750,000,000 shares authorized,
 5,051,593 shares issued and
 outstanding                                   5,052       5,052
Paid-in capital                            3,911,820   3,911,820
Retained earnings (deficit)               (2,955,478) (2,783,738)
                                        ------------  ----------
                                             961,394   1,133,134
                                        ------------  ----------
                                          $1,350,384  $1,290,375

              See Notes to consolidated financial statements.

     Intercontinental Technologies Group, Inc.
     Consolidated Statements of Operations
     For the Years Ended December 31, 1995 and 1994

                              1995          1994         1993
                          -----------   ------------  ---------

Revenues                 $   168,063    $   133,525   $  37,970
Cost of Sales                 90,703         78,841       3,408
                          -----------   -----------   ---------
Gross profit                  74,360         54,684      34,562

Administrative expenses      270,795        244,877     211,824
Interest expense              35,295              0      24,724
(Gain) loss from asset
  sale                             0     (1,497,087)    471,016
Charge off of goodwill             0      1,200,000     278,500
Interest (income)            (56,990)       (45,401)     (5,575)
                          ----------    -----------   ---------
                             249,000        (97,611)    980,489
                          ----------    -----------   ---------
  Net income (loss)         (171,740)       152,295    (945,927)

  Net income (loss)
     per share            $     (.03)   $       .04    $   (.34)


Average shares
  outstanding              5,051,593      4,324,093   2,819,600











              See Notes to consolidated financial statements.

     Intercontinental Technologies Group, Inc.
     Consolidated Statement of Changes in Stockholders' Equity
     For the Years ended December 31, 1995 and 1994

                                                               Common
                            Common Stock          Paid-in      Stock
Retained
                          Shares      Amount      Capital      Subscriptions
Earnings      Total
                          --------  ----------    ---------    ----------
--------    ----------
Balance
  December 31, 1992      2,819,593   $  2,820     2,501,852    $        0
(1,990,106)  $514,566
Subscription issued for
 subsidiary liquidation                                           160,000
             160,000

Net (loss) for the year
(945,927)    (945,927)
                         ---------  ---------     ---------    ---------
----------    --------

Balance
  December 31, 1993      2,829,593      2,820     2,501,852       160,000
(2,936,033)  (271,361)
Issuance for
  subscriptions            800,000        800       159,200      (160,000)
               0
Issuance for cash           10,000         10         9,990
             10,000
Issuance for services      422,000        422        41,778
             42,200
Issuance for
  acquisition            1,000,000      1,000     1,199,000
             1,200,000
Net income for the year
152,295        152,295
                         ---------  ---------     ---------    ---------
---------    ---------
Balance
  December 31, 1994      5,051,593      5,052     3,911,820            0
(2,783,738)  1,133,134

Net (loss) for the
  Year
(171,740)     (171,740)
                         ---------  ---------     ---------    ---------
---------    ---------
Balance
  December 31, 1995      5,051,593  $   5,052    $3,911,820   $        0
(2,995,478)    961,394

     Intercontinental Technologies Group, Inc.
     Consolidated Statements of Cash Flow
     For the Years Ended December 31, 1995 and 1994

                                        1995         1994
                                   -------------  ----------
Cash flows from operating
 activities:
 Net (loss)                        $ (171,740)    $ 152,295
 Adjustments to reconcile net
 (Loss) to net cash provided
  by operating activities:
   Depreciation                        48,789        23,324
   Write-off of goodwill                    0     1,200,000
   Stock issued for services                0        42,200

 Changes in assets and
   liabilities:
   (Increase) decrease in
     other assets                     (3,500)         3,247
   (Increase) decrease in net
     assets of discontinued
     operation                             0     (1,537,270)
   (Decrease) increase in
     accounts payable and
     accrued expenses               (119,013)        28,008
                                   ---------      ---------
       Total Adjustments            ( 73,724)     ( 240,491)

   Net cash provided by
     operating activities           (245,464)     (  88,916)
                                   ---------      ---------
Cash flows from investing
 activities:
   Acquisition of property
    and equipment                          0         (  966)
   Increase in deposits                    0              0
   Repayment of notes
    receivable                        25,728              0
                                   ---------      ---------
 Net cash provided by (used
  in) investing activities            25,728         (  966)

Cash flows from financing
   activities:
  Advances from stockholder        ( 131,821)        19,176
  Proceeds from notes payable        369,620              0
  Repayment of notes payable       (  20,082)             0
  Sale of stock for cash                   0         10,000
                                   ---------      ---------
 Net cash provided (used in)
   financing activities              217,717         29,176
                                   ---------      ---------
Increase (decrease) in cash         (  2,019)     (  59,986)
Cash and cash equivalents,
    beginning of year                 11,648         71,634
                                   ---------      ---------
Cash and cash equivalents,
 end of year                           9,629         11,648
                                   =========      =========

Amounts paid during year
  For interest                        35,295              0
Income taxes                               0              0















              See notes to consolidated financial statements.

     Intercontinental Technologies Group, Inc.
     Notes to Consolidated Financial Statements (1995)

Note 1.  Summary of significant accounting policies.

Intercontinental Technologies Group, Inc. and subsidiaries (the
Company ) operate in the oil and gas industry and the real estate management industry in the United States.

The Company was incorporated in Nevada on August 9, 1983. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Continental Connector
Corporation (CCC), Aero Industries, Inc. (Aero) and ITG Energy,
Inc. (Energy). The Company is a 60% owned subsidiary of Aero International, Inc., a company controlled by a family trust of which the Company's president is a member.

During September 1993, the Company effected a reverse stock split in the ratio of one new share for one hundred previously issued shares. All share and per-share amounts have been restated to reflect the stock split.

The Company does note refine or process its oil production but sells such production under short-term contracts at field prices quoted by purchasers in the area of the producing property. A portion of the Company s production comes from stripper wells (i.e., wells with low production and relatively high operating costs). Because this production is low margin, stripper wells are particularly vulnerable to declines in oil prices.

     Principles of Consolidation

The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.


     Property and equipment

Property and equipment are stated at cost. Depreciation is provided for using the straight line method over estimated useful lives of five to seven years for equipment and the remaining lease term for leasehold improvements. Depreciation expense amounted to $2,000 for the years ended December 31, 1995 and 1994.


     Revenue recognition

Revenue is recorded when goods are shipped or services are performed.


     Earnings per share

Earnings per share is computed using the weighted average number of shares outstanding during the period. Common stock equivalents are not considered as their effect would be anti-dilutive.

     Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Concentration of Credit Risk

The company sells its oil and gas production to one purchaser in California and manages one real estate operation in Fort Lauderdale, Florida. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts and notes receivable. The Company requires no collateral from the companies or purchasers with respect to accounts receivable. Additionally the Company has a note receivable from an entity in New York that is secured by real estate.

     Fair value of financial instruments

The Company s financial instruments consist of cash and cash equivalents and accounts receivable and payable. The carrying amounts of such financial instruments approximate fair value because of the short maturity of these instruments.

     Oil and gas properties

The Company follows the successful efforts method of accounting for oil and gas operations whereby all exploration costs, including geological and geophysical costs, annual delay rentals on undeveloped leases and exploratory dry hole costs are charged to expense as incurred. Intangible drilling and development costs are capitalized on successful wells and development dry holes. Undeveloped leasehold costs are capitalized and charged to expense if abandoned or impaired, based on a prospect-by-prospect evaluation.

Capitalized costs relating to producing properties are depleted on the units-of-production method based on estimated quantities of proved reserves. Proved oil and gas properties are not capitalized in an amount that exceeds the discounted future net revenues of the associated property. Depreciation and depletion of oil and gas properties amounted to $46,789 and $21,324 for the years ended December 31, 1995 and 1994 respectively.

     Net loss per share

Net loss per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Common stock equivalents were anti-dilutive and were excluded from the computation.

     Accounting Standards

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long
Lived Assets to be Disposed of.   SFAS No. 121 will be adopted by
the Company in the first quarter of 1996, and it is not expected to have a material impact on the Company ;s financial position or results of operations.

     Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates making it reasonably possible that a change in these estimates could occur in the near term.


Note 2. Discontinued Operations

During December, 1992 the Company adopted a formal plan to dispose of its electronic connector business (CCC). The disposal was substantially completed during the period from March 31, 1993 to June 30, 1993. The assets to be disposed of consisted primarily of accounts receivable, inventory and property, plant and equipment. Assets and liabilities remaining after June 30, 1993 consisted primarily of cash, accounts receivable, real property and the balance of a note payable. A building sale contract that provided for a sale price of $900,000 for the subsidiary's two-story facility was signed on January 12, 1993, and the sale closing was completed on July 20, 1993. The net book value of the land and building as of June 30, 1993 was $236,245 and the Company realized a gain from the sale of approximately $491,000 after deducting estimated costs associated with the closing.

On March 25, 1993 the Company contracted to sell the manufacturing operations of CCC. Specifically, the buyer paid $200,000 for machinery and equipment excluding plating department equipment and for all rights necessary to continue the operations of the business. The net book value of all of the subsidiary's machinery and equipment amounted to $192,240 at December 31, 1992. Additionally the buyer paid $300,000 at closing as a down payment for inventory. The buyer paid for inventory that it used through December 31, 1993. It was also separately agreed that CCC would continue the operation of the business at its Woodside, NY plant until June 30, 1993, which it did. Final settlement for inventory usage was determined during 1994 and paid in cash to the Company during February, 1996.

Proceeds of the above transactions were used to satisfy the subsidiary's secured debt. Cash balances and accounts receivable as of June 30, 1993 were used to liquidate certain other liabilities.

During March, 1994, the Company completed the sale of the remaining building located in Woodside, NY to an unaffiliated purchaser. The Company received gross proceeds from the sale amounting to $800,403, including cash and a note secured by the property in the amount of $700,000. The note bears interest at 8.5% per annum and is due in monthly installments based upon a term of fifteen years with a balloon payment due at the end of the eighth year. The Company recorded a gain from this transaction in the amount of $660,038 during the year ended December 31, 1994.

Also during 1994, the Company sold 100% of its interest in CCC to an unaffiliated company that was instrumental in completing final settlement of the amount due from the purchaser of the CCC assets. The Company received the aforementioned inventory settlement which amounted to $290,000 in exchange for the stock of CCC.

The Company recognized a gain from the 1994 transactions aggregating $1,497,087 which includes the real estate gain, the inventory settlement and the elimination of certain unsecured liabilities of CCC amounting to $547,049, net of inter-company advances. No claims have been asserted against the Company in connection with the liabilities and the Company does not believe that it will be required to assume any of the liabilities of CCC in future periods.


Note 3. Business acquisitions

During July 1993, the Company acquired Aero Industries, Inc.
(Aero), a Florida corporation that subleases hangar and office space at the Ft. Lauderdale Executive Airport in Florida, in a business combination accounted for as a purchase. Aero also owns undeveloped rights to certain retrofit technology for jet and helicopter aircraft. The assets of Aero consisted principally of leasehold improvements with a historical basis of $830,000.

Pursuant to the Stock Purchase Agreement dated July 1993, the Company acquired all of the outstanding stock of Aero in exchange for $700,000 in cash and 800,000 shares of previously unissued restricted common stock of the Company. The shares were valued at $.20 which amount approximates the net book value of the Company prior to the purchase.

The majority shareholder of Aero prior to the purchase became a majority shareholder of the Company during August 1993 as a result of private purchases of restricted common stock from prior owners.

The acquisition was accounted for as a purchase and as such, the accompanying financial statements include the accounts of Aero from the effective date of the merger. The acquired assets of Aero have been recorded by the Company based upon their historical cost. Liabilities assumed by the Company were recorded at their face value. The total cost of the acquisition exceeded the historical carrying amounts by $278,500. The excess was allocated to goodwill. Since the recorded goodwill represents a portion of research and development expenses incurred for the aforementioned aircraft technology incurred by the majority shareholder and since, to date, the technology has not generated any operating revenues, this amount has been charged to operations during the current period.

During July, 1993, in connection with the refinancing of bank debt related to the hangar and office facilities, the Company assigned its interests I the Aero lease to an independent third party. The assignment was subject to buy back provisions which were not completed by the specified date of July 30, 1994. The assignment agreement has not been filed with or approved by the lessor of the property and the Company continues to carry out its obligations to maintain the property under the lease terms. The Company believes that the ability to reacquire the leasehold interest is contingent on certain circumstances which may be beyond its control. Accordingly, the Company has recorded a charge to operations of $629,110 to write off the net carrying value of this asset during the year ended December 31, 1993.

The shares issuable pursuant to the purchase were not issued as of December 31, 1995 and the value thereof ($160,000) is included in the accompanying balance sheet as subscriptions to common stock. Had the merger been completed at the beginning of the 1993 fiscal year the Company's unaudited results of operations would not have been materially different from those presented.

During December 1993, the Company paid an aggregate of $324,000 as deposits to effect the purchase of certain oil and gas leases and related equipment. The purchase was completed in 1994 and the Company assumed control of the lease operations at that time. The acquisition was accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired as follows:

     Oil field equipment           $201,000
     Lease rights                    73,000
     Deposit - State of California   50,000
                                   --------
                                   $324,000

The above allocations are not in excess of the fair value of the assets acquired. The costs allocated to oil field equipment are based on the historical cost of such assets.

During September, 1994, the Company entered into an equity exchange agreement with International Semiconductor Corp. (ISC) and Lema Investments, Ltd. (Lema) whereby the Company would issue
1,000,000 shares of its restricted common stock to Lema in exchange for 1,600,000 shares of the restricted common stock of ISC. ISC is a manufacturer of gallium arsenide diodes and substrates and is based in Israel. The ISC shares are traded over the counter and at the agreement date were valued at a bid price of $1.50. The restricted shares acquired by the Company were valued at one-half of this amount. Since the Companys shares of ISC amounted to more than 20% of the total outstanding shares of ISC at the exchange date, the equity method of accounting has been applied to this transaction. This method limits the Companys investment to its proportionate share of the net assets of ISC, which were in a deficit position at the exchange date. Accordingly, the full amount of the value assigned to the stock exchange ($1,200,000) has been treated as goodwill and has been charged to operations in 1994. ISC shares trade in the over-the-counter market and at December 31, 1995 had a closing bid price of $1.21 per share.

Summarized financial information for ISC is as follows:

                                    1995           1994
   Current assets                   43,023        369,387
   Non-current assets            1,396,499      5,716,714
   Current liabilities           1,465,317      2,372,097
   Non-current liabilites        1,231,414      3,777,010

   Net (loss) per share         (2,732,325)    (2,035,379)

ISC is considered to be in its development stage and sales of its products have not commenced.

The Company has not recognized its proportionate share of the losses of ISC for the years ended December 31, 1995 and 1994 in its statement of operations as the amount of its investment in ISC has been reduced to zero.

Note 4.  Note Receivable

The note receivable at December 31, 1995 and 1994 relates to the real estate transaction described in Note 2 and is collateralized by land and buildings in Woodside, NY. The note is due in monthly installments of principal and interest at 8.5% of $6,893 for a term of 15 years. The unpaid balance at the end of the term is due in a lump sum payment. The note is pledged as collateral for notes payable described in Note 5.

Note 5.  Notes payable

Notes payable at December 31, 1995 consist of two series of notes due to individual investors due from August 1996 ($224,538) and at August 15, 1997 ($125,000). The notes accrue interest at 18% per year and are collateralized by the above described note receivable. The Company made repayments of $20,082 on the first series of notes during the year ended December 31, 1995.

Note 6.  Income taxes.

At December 31, 1995 the Company had approximately $2,950,000 of unused net operating loss deductions that will expire in years beginning in 2006 as follows:

                            2006          $  583,000
                            2007           1,250,000
                            2008             945,000
                            2010             172,000
                                           ---------
                                          $2,950,000

A valuation allowance of $2,950,000 was provided at December 31, 1995 for net operating loss carryforwards which more likely than not will not be utilized prior to their expiration.

The provision for income taxes for the year ended December 31, 1994 when calculated by applying a federal tax rate of 34% to net income before taxes for the year ($51,750) differs from the provision recorded in the financial statements due to the utilization of an available net operating loss carryforward.

Note 7.  Lease commitments

The Company is obligated for non-cancelable operating lease payments with initial terms exceeding one year relating to office space and certain equipment leases. The lease agreements require future minimum lease payments as follows:


Year Ending December 31,             Amount

     1996                          $ 80,912
     1997                            60,282
     1998                            31,400
     1999                            31,400
     2000                            13,083
                                   --------
                                   $217,077

Rent expense in 1995, 1994 and 1993 was $106,694, $42,023 and
$39,184 respectively. The Company receives sublease income of $87,500 per year related to its Florida real estate management operation.


Note 8.  Related party transactions

Aero International, Inc. (International) a company controlled by the Company s president, is a significant shareholder of the Company. During the period from July 1993 to December 31, 1995, International made advances to the Company in cash or by payment for services provided to the Company by others and received repayment of the advances as follows:

                                   1995      1994        1993

     Beginning Advance          $(19,176)  $       0   $      0
     Advances received            62,780     168,280          0
     Advances repaid             215,001     147,104          0
                               ---------     ---------  -------
     Ending balance             $133,045     (19,176)         0

Additionally, during 1995 the Company received advances from its unconsolidated subsidiary ISC amounting to $20,400.

Note 9.  Stockholders  equity

During the year ended December 31, 1994 the Company issued restricted shares of its $.001 par value common stock for various purposes as follows:

     800,000 shares valued at $.20 subscribed for in connection with the acquisition of Aero in 1993, issued to a company controlled by the Company s president. (See Note 3.)

     10,000 shares for the conversion of a $10,000 note payable to an individual in September.

     1,000,000 shares issued pursuant to the equity exchange agreement discussed in Note 3.

     422,000 shares issued to employees and consultants effective in January for services provided to the Company, valued at
$.10 per share.

No market for the Company s common stock existed at any time during the periods presented.

Note 10.  Business segment information

The Company s operations are classified into two principal industry segments, oil operations and real estate operations.
The following is a summary of segment information for the years ended December 31, 1995 and 1994:


                                            1995            1994
                                        ------------   ----------
Net sales to unaffiliated customers:
 Oil and Gas                             $ 87,534      $  56,005
 Real estate                               77,520         77,520
                                        ------------   ----------
                                         $165,036      $ 133,525
Income (loss) from operations:
 Oil and gas                            $ ( 7,295)     $ (48,679)
 Real estate                                1,576        (25,963)
                                        ------------   ----------
                                          ( 5,719)       (74,642)

 Other income                              56,990        342,488
 Other expense                           ( 35,295)             0
 General corporate expenses              (187,716)      (115,551)
                                        ------------   ---------
Income (loss) before taxes              $(171,740)     $ 152,295

Capital improvements:
 Oil and gas                                    0             66
 Real estate                                    0              0
 Corporate                                      0              0
                                        -----------    ---------

Depreciation:
 Oil and gas                               46,789         21,324
 Real estate                                    0              0
 Corporate                                  2,000          2,000
                                        ------------   ---------
                                       $   48,789      $  23,724

     Information about major customers

During 1995 and 1994, all of the Company s revenue from oil and gas sales were derived from sales to EOTT Energy, Inc. And all of its rental income was derived from a lease with U.S. Aero Paint.

In view of the demand for domestic oil at market prices, the Company does not believe that the loss of any customers would adversely affect its operations.

Note 11.  Supplementary oil and gas information (unaudited)

The Company s oil and gas operations are conducted in the United
States. Information relating to these operations is summarized as follows:

Costs Incurred in oil and gas activities: Year ended December 31:

                                             1995           1994

Acquisition of undeveloped leaseholds         0              0
Exploration costs                             0              0
Development costs                             0              0

     Oil and gas reserves

The following quantity and value information is based on rices as of the end of each respective reporting period. No price escalation was assumed. Operating costs and production taxes were deducted in determining the quantity and value information. Such costs were estimated based on current costs and were not adjusted to anticipate increases due to inflation or other factors. No deductions were made for general overhead depreciation and interest.

The determination of oil and gas reserves is based on estimates and is highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available and an accurate determination of the reserves may not be possible for several years after discovery.

     Estimated quantities of proved oil and gas reserves

Following is a reconciliation of the Company s interest in net quantities of proved oil and gas reserves. Proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Estimated reserves of oil (barrels) and natural gas (Thousands of cubic feet) as of December 31, 1995 and 1994, and the changes thereto for the years then ended are as follows:

                                                  Oil (bbls) Gas

Total Proved Reserves:

     Estimated quantity, December 31, 1993        144,267     -
     Revisions in previous estimates                    -     -
     Production                                    (5,785)    -
                                                  --------  ----
     Estimated quantity, December 31, 1994        138,479     -

     Revisions in previous estimates                    -     -
     Production                                    (6,079)    -
                                                  --------  ----
     Estimated quantity, December 31, 1995        132,400     -
                                                  =======   ====
Proved developed reserves:

December 31, 1994                                 138,479     -
                                                  =======   ====
December 31, 1995                                 132,400     -
                                                  =======   ====

Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves.

Estimated discounted future net cash flows and changes therein were determined in accordance with Statement of Financial Accounting Standards No. 69. Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. ITG Energy believes such information is essential for a proper understanding and assessment of the data presented.

Future cash inflows are computed by applying year-end prices of oil and gas relating to the Company's proved reserves to the year-end quantities of those reserves.

The assumptions used to compute the proved reserve valuation do not necessarily reflect the Company's expectation of actual revenues to be derived from those reserves nor their present worth. Assigning monetary values to the reserve quantity estimation process does not reduce the subjective and ever-changing nature of such reserve estimates.

Additional subjectivity occurs when determining present values because the rate of producing the reserves must be estimated. In addition to errors inherent in predicting the future, variations from the expected production rate also could result directly or indirectly from factors outside the Company's control, such as unintentional delays in development, environmental concerns and changes in prices or regulatory controls.

The reserve valuation assumes that all reserves will be disposed of by production. However, if reserves are sold in place, additional economic considerations also could affect the amount of cash eventually realized.

Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

Future income tax expense is not provided based on the availability of net operating loss carry-forwards.

A discount rate of 12 percent per year was used to reflect the timing of the future net cash flows.



                                                  December 31,

                                             1995           1994

Future cash flows                      $ 2,383,200   $ 2,492,622
Future production costs                 (1,438,975)   (1,480,075)
Future development costs                (   52,000)   (   52,000)
                                         ----------    ---------
Future net cash flows                      892,225       960,547

12% annual discount for estimated
 timing of cash flows                     (189,961)     (204,507)
                                         ----------    ---------

Standardized measure of discounted
 future net cash flows                     702,264       756,040
                                         ==========    =========

The following are principal sources of changes in the standardized measure of discounted future net cash flows:

          Year Ended                         December 31,

                                             1995           1994

Beginning balance                          756,040       846,579
Sales of oil and gas produced,
  net of production costs                  (68,322)      (63,030)
Accretion of discount                       14,546        13,420
                                           ---------     -------
Ending balance                             702,264       756,040
                                           =========     =======

Oil and gas prices at December 31, 1995 of $18 per barrel of oil and $1.64 per thousand cubic feet of gas were used in the estimation of the Company's reserves and future net cash flows.

     INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Intercontinental Technologies Group, Inc.

We have audited the balance sheets of Intercontinental
Technologies Group, Inc. as of December 31, 1993 and 1992 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Intercontinental Technologies Group, Inc. as of December 31, 1993 and 1992, and the results of its operations and cash flows for each of the three years then ended, in conformity with generally accepted accounting principles.


                             Winter, Scheifley & Associates, P.C.
                              Certified Public Accountants

Denver, Colorado
October 15, 1994

     Intercontinental Technologies Group, Inc.
     Consolidated Balance Sheets

                                      December 31,   December 31,
                                         1993                1992
ASSETS                                ____________     __________

 Current Assets:
   Cash                                 $   71,634     $    7,335
                                        ------------ ------------
     Total Current Assets                   71,634          7,335

 Property and equipment net of
  accumulated depreciation of $800           4,000              0
 Net assets of discontinued subsidiary           0        511,769
 Deposits                                  328,247          1,000
                                        ------------ ------------
                                        $  403,881     $  520,204


LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Notes payable                        $        0     $    5,000
   Net liabilities of discontinued
    subsidiary                             671,611              0
   Accounts payable and accrued
    expenses                                 3,631            638
                                        ------------ ------------
     Total current liabilities             675,242          5,638
 Commitments (None)
 Stockholders' Equity
    Common stock, $.001 par value,
    750,000,000 shares authorized,
    2,819,600 shares issued and
    outstanding                              2,820          2,820
 Paid in capital                         2,501,852      2,501,852
 Subscriptions to common stock             160,000              0
 Retained earnings (deficit)            (2,936,033)   (1,990,106)
                                        ------------ ------------
                                          (271,361)       514,566
                                        ------------ ------------
                                        $  403,881     $  520,204



              See notes to consolidated financial statements.

     Intercontinental Technologies Group, Inc.
     Consolidated Statements of Operations
     For the Years Ended December 31, 1993, 1992 and 1991

                                1993           1992      1991
                             -----------     --------- ---------
Revenues                         37,970   $          0 $       0
Cost of sales                     3,408              0         0
                             -----------     --------- ---------
Gross Profit                                         0         0


Administrative expenses         211,824         43,599    39,363
Interest Expense                 24,724              0         0
Loss from sale of assets        471,016              0         0
Charge off of goodwill          278,500              0         0
Other (income) and expense       (5,575)           (84)  (13,370)
                             -----------     --------- ---------
                                980,489         43,515   (25,993)
                             -----------     --------- ---------
(loss) from continuing
  operations                   (945,927)       (43,515)  (25,993)

Gain (loss) from discontinuance
  of subsidiary operations            0       (765,846)        0
(Loss) from operation of
  discontinued subsidiary             0       (442,155) (972,569)
                              -----------    --------- ---------
  Net income (loss)            (945,927)    (1,251,516) (998,562)

Net income (loss)
  per share                        (.34)     $    (.44)     (.35)

Average shares
  outstanding                  2,819,600     2,819,600 2,819,600


       See accompanying notes to consolidated financial statements.

     Intercontinental Technologies Group, Inc.
     Consolidated Statement of Changes in Stockholders' Equity
     For the Years ended December 31, 1993, 1992 and 1991

                                                                Common
                            Common Stock          Paid-in       Stock
Retained
                          Shares      Amount      Capital       Subscriptions
Earnings      Total
                          --------  ---------     ---------     -----------
---------    ---------
Balance
  December 31, 1990      2,819,593  $  2,820      2,501,852             0
$ 259,972    2,764,644

Net (loss) for the year
(998,562)   (998,562)
                         ---------   --------     ---------     ----------
---------    ---------

Balance
  December 31, 1991      2,819,593     2,820      2,501,852
(738,590)    1,766,082

Net (loss) for the year
(1,251,516)  (1,251,516)
                         ---------   --------     ---------     ----------
---------    ---------
Balance
  December 31, 1992      2,819,593     2,820      2,501,852              0
(1,990,106)    514,566
Balance
  December 31, 1992      2,819,593   $  2,820     2,501,852    $         0
(1,990,106)   $514,566
Subscription issued for
 subsidiary liquidation                                            160,000
              160,000
Net (loss) for the year
( 945,927)    (945,927)
                         ---------  ---------     ---------      ---------
----------    --------

Balance
  December 31, 1993      2,829,593      2,820     2,501,852        160,000
(2,936,033)   (271,361)

     Consolidated Statements of Cash Flows
     For the Years Ended December 31, 1993, 1992 and 1991

                                  1993          1992        1991
                                ---------    ----------    ------
Cash flows from operating
   activities:
 Net (loss)                     $(945,927) (1,251,516) $(998,562)
 Adjustments to reconcile net
  (loss) to net cash provided
  by operating activities:
   Depreciation                       800         -            -
   Write off of goodwill          278,500         -            -
   Loss on lease assignment       630,310
   Changes in assets and
     liabilities:
    (Increase) decrease in
      other assets                 (3,147)        -       30,200
    (Increase) decrease in
      net assets of discon-
     tinued operation           1,183,380    1,208,002   934,164
    (Increase) decrease in
      other assets                    -            -           -
    (Decrease) increase in
      accounts payable and
      accrued expenses              2,993          638   (44,591)
       Total adjustments        2,092,836    1,208,640   919,773
  Net cash provided by
   operating activities         1,146,909      (42,876)  (78,789)

Cash flows from investing
     activities:
   Acquisition of property
     and equipment               (758,610)        -           -
   Increase in deposits          (324,000)
   Decrease in long term
    certificates of deposit             0          -     124,000
  Net cash provided by (used
   in) investing activities    (1,082,610)        -      124,000
Cash flows from financing
   activities:
  Proceeds from new borrowing           0         -        5,000
  Net cash provided by (used
   in) financing activities             0         -        5,000
Increase (decrease) in cash        64,299      (48,876)   50,211
Cash and cash equivalents,
 beginning of year                  7,335       50,211         -
Cash and cash equivalents,
  end of year                   $  71,634  $     7,335  $ 50,211
                                  =======       ======    ======
Amounts paid during year for
  Interest                         24,724            0         0
  Income taxes                          0            0         0

                 Intercontinental Technologies Group, Inc.
              Notes to Consolidated Financial Statements (1993)

Note  1.  Summary of Significant accounting policies.

The Company was incorporated in Nevada on August 9, 1983. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Continental Connector Corporation (CCC), Aero Industries, Inc. (Aero) and ITG Energy, Inc. (Energy). All significant inter-company transactions are eliminated.

During the fourth quarter of 1992, the Company decided to discontinue the operations of CCC and sell most of its assets (see Note 3.). Accordingly, the Company has accounted for CCC as discontinued operation for the year ended December 31, 1992 and thereafter, and has restated all prior periods presented herein to give effect to the discontinuance.

During September 1993, the Company effected a reverse stock split in the ratio of one new share for ten previously issued shares.
All share and per share amounts have been restated to reflect the stock split.

     Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for using the straight line method over estimated useful lives of five to seven years for equipment and the remaining lease term for leasehold improvements. Depreciation expense amounted to $800 during the year ended December 31, 1993.

     Revenue recognition

Revenue is recorded when goods are shipped or services are performed.

     Earnings per share

Earnings per share is computed using the weighted average number of shares outstanding during the period. Common stock equivalents are not considered as their effect would be anti-dilutive.

     Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


Note 2.  Income taxes

At December 31, 1993 the Company had approximately $2,933,500 of unused net operating loss deductions that will expire in years beginning in 2006 as follows:

          2006      $   738,500
          2007        1,250,000
          2008          945,000
                     ----------
                      2,933,500


Note 3.  Discontinued Operations

During December, 1992 the Company adopted a formal plan to dispose of its electronic connector business (CCC). The disposal was substantially completed during the period from March 31, 1993 to June 30, 1993. The assets to be disposed of consisted primarily of accounts receivable, inventory and property, plant and equipment. Assets and liabilities remaining after June 30, 1993 consisted primarily of cash, accounts receivable, real property and the balance of a note payable.

A building sale contract that provided for a sale price of $900,000 for the subsidiary's two-story facility was signed on January 12, 1993. The facility was used primarily for corporate offices, however, the basement of the building was used in the subsidiary's plastic molding operations. The sale closing was completed on July 20, 1993. The net book value of the land and building as of June 30, 1993 was $236,245 and the Company realized a gain from the sale of approximately $491,000 after deducting estimated costs associated with the closing.

On March 25, 1993 the Company contracted to sell the manufacturing operations of CCC. Specifically, the buyer paid $200,000 for machinery and equipment excluding plating department equipment and for all rights necessary to continue the operations of the business. The net book value of all of the subsidiary's machinery and equipment amounted to $192,240 at December 31, 1992. Additionally the buyer paid $300,000 at closing as a down payment for inventory. The buyer continued to pay for inventory that it used through December 31, 1993. It was also separately agreed that CCC would continue the operation of the business at its Woodside, NY plant until June 30, 1993.

Proceeds of the above transactions were used to satisfy the subsidiary's secured debt. Cash balances and accounts receivable as of June 30, 1993 were used to liquidate certain other liabilities.

The Company estimated the amount of loss from its plan of disposal to be $765,846, which represented inventory not expected to be sold to the buyer by December 31, 1993. This residual inventory may continue to be sold to the buyer after such date, or may be liquidated by the Company by other means. The Company does not expect losses from the disposal of its property, plant and equipment.

Operating results of CCC for its six month period of operation ended June 30, 1993 have been shown separately in the accompanying statement of operations and the statements for 1992 and 1991 have been restarted accordingly.

Net sales of CCC for 1993, 1992 and 1991 amounted to $3,712,557, $8,070,085 and $8,323,726, respectively. These amounts represented all of the Company's sales for the periods presented.

The book values of the assets and liabilities of CCC to be disposed of, which have been separately classified in the accompanying balance sheet, consisted of the following at December 31, 1993 and 1992:


                                 1993              1992

     Cash                     $      0       $    326,678
     Accounts receivable       328,834          1,048,934
     Inventory                       0            875,000
     Property, plant and
       equipment, net          140,365            576,153
     Other                      15,599             97,382
                              --------          ---------
          Total Assets         484,798          2,924,147

     Loans and mortgages due
       to creditors          1,019,035          1,988,593
     Accounts payable and
       accrued expenses        137,374            423,786
                              --------          ---------
          Total liabilities  1,156,409          2,412,379
                              ========          =========

     Net assets to be
       disposed of            (671,611)           511,768
                              ========          =========

Note 4.  Business acquisitions

During July 1993, the Company acquired Aero Industries, Inc.
(Aero), a Florida corporation that subleases hangar and office space at the Ft. Lauderdale Executive Airport in Florida, in a business combination accounted for as a purchase. Aero also owns undeveloped rights to certain retrofit technology for jet and helicopter aircraft. The assets of Aero consisted principally of leasehold improvements with a historical basis of $830,000.

Pursuant to the Stock Purchase Agreement dated July 1993, the Company acquired all of the outstanding stock of Aero in exchange for $700,000 in cash and 800,000 shares of previously unissued restricted common stock of the Company. The shares were valued at $.20 which amount approximates the net book value of the Company prior to the purchase.

The majority shareholder of Aero prior to the purchase became a majority shareholder of the Company during August 1993 as a result of private purchases of restricted common stock from prior owners.

The acquisition was accounted for as a purchase and as such, the accompanying financial statements include the accounts of Aero from the effective date of the merger. The acquired assets of Aero have been recorded by the Company based upon their historical cost. Liabilities assumed by the Company were recorded at their face value. The total cost of the acquisition exceeded the historical carrying amounts by $278,500. The excess was allocated to goodwill. Since the recorded goodwill represents a portion of research and development expenses incurred for the aforementioned aircraft technology incurred by the majority shareholder and since, to date, the technology has not generated any operating revenues, this amount has been charged to operations during the current period.

During July 1993, in connection with the refinancing of bank debt related to the hangar and office facilities, the Company assigned its interests in the Aero lease to an independent third party. The assignment was subject to buy back provisions which were not completed by the specified date of July 30, 1994.

The assignment agreement has not been filed with or approved by the lessor of the property and the Company continues to carry out its obligations to maintain the property under the lease terms. The Company believes that its ability to reacquire the leasehold interest is contingent on certain circumstances which may be beyond its control. Accordingly, the Company has recorded a charge to operations of $630,310 to write off the net carrying value of this asset during the year ended December 31, 1993.

The shares issuable pursuant to the purchase were not issued as of December 31, 1995 and the value thereof ($160,000) is included in the accompanying balance sheet as subscriptions to common stock.

Had the merger been completed at the beginning of the 1993 fiscal year the Company's unaudited results of operations would not have been materially different from those presented.

During December 1993, the Company paid an aggregate of $324,000 as deposits to effect the purchase of certain oil and gas leases and related equipment. The purchase was completed in 1994 and the Company assumed control of the lease operations therewith.




Note 5.  Subsequent Event

During March, 1994, the Company completed the sale of the remaining building located in Woodside, NY to an unaffiliated purchaser. The Company received gross proceeds from the sale amounting to $800,403 including cash and a note secured by the property in the amount of $700,000. The note bears interest at 8.5% per annum and is due in monthly installments based upon a term of fifteen years with a balloon payment due at the end of the eighth year. The company will recorded gain from this transaction in the amount of $660,038 during the year ended December 31, 1994.


ITEM 8   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements during the period between the Registrant and its accountants on accounting principles and financial disclosure.


     PART III

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE

ACT.

     The names and ages of the Company's officers and directors are as listed below. Each officer and director assumed his position in connection with the change in control of the Registrant as previously discussed. The terms of the officers and directors will expire at the next annual meeting of the Company's shareholders.

     There is no arrangement or understanding between any Director of the Registrant and any other person or persons pursuant to which such Director was or is to be selected as a director of a nominee for director.

     The Registrant's executive officers hold office until the next annual meeting of the directors of the Registrant. There is no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected as an officer of the Registrant.

     The Registrant does not employ persons, other than the named executive officers, who make or are expected to make significant contributions to the business of the Registrant.

     There are no family relationships between any director or executive officer of the Registrant except as noted.

Name                         Age              Position

Robert M. Terry              65         President, Chairman of
                                        the Board of Directors

Christopher Dieterich        48         Secretary,
                                        Vice-President,
                                        Director and General
                                        Counsel

Michael Savage               72         Vice-President and
                                        Director

ROBERT M. TERRY has been Chairman of the Board of Directors and President since August 1993. Mr. Terry has been president and chief executive officer of Aero International, Inc. since its inception in 1978. Mr. Terry has over 35 years of finance, engineering development and construction development experience. He has been an owner/operator of several firms in the aerospace, construction, health services and marketing arenas. Mr. Terry established a multi-project construction business in New York City which, in 1965, led to assignments as consulting engineer on major projects throughout
Europe, Mexico and the United States.  In 1970, he was appointed
President of National Health Services for the State Mutual Insurance Company. In 1978, Mr. Terry entered the aviation industry with the formation of Aero Industries as exclusive US distributor of Brazilian aircraft. He operated that business from 1978 to the present. Mr. Terry is also President and Chairman of the Board of International
Semiconductor Corp., a publicly-traded 12(g) company.

CHRISTOPHER H. DIETERICH has been Secretary, Vice-President and a Director of the Company since September 1993. Mr. Dieterich is a practicing attorney who holds advanced degrees in Civil
Engineering and Law/Economics. He has extensive experience in the fields of construction, development, aviation, oil and gas production, and environmental remediation. Mr. Dieterich is recognized professionally for his management and technical expertise in working with complex issues involving multi-country negotiations. In 1993 his professional law corporation filed for protection under chapter 11, occasioned by a lease dispute. For the last five years he has been self-employed in a three person law firm which has represented commercial and residential developers and companies in the aviation and environmental reclamation industries. The firm provides securities related services for public and private companies, general business litigation services and specializes in securities litigation.

MICHAEL SAVAGE has been Vice-President, Marketing and Acquisition and a Director since August, 1993. Mr. Savage has been a self-employed financial consultant from 1958 to the present. Mr. Savage has pioneered numerous companies and company concepts. He is recognized as a "founder of the equipment leasing and automatic car wash industries. Mr. Savage formed the first equipment leasing company in the US in 1952, General Leasing Corporation. He advised major corporations such as IBM, Singer, Friden Calculator and Pitney-Bowes in the development of their product leasing programs. After founding the Western Association of Equipment Lessors, and being recognized for his financial expertise, Mr. Savage was retained for several years by the Dunes Hotel in Las Vegas. His expertise at developing, from concept to maturity, acquiring, and merging companies has benefited numerous publicly-traded firms.


               ITEM 11   EXECUTIVE COMPENSATION

       The following tabulation sets forth the compensation of the Chief Executive Officer of the Registrant. There were no other highly compensated executive officers and no other forms of compensation, current, long-term or deferred.

   Name             Year       Position               Salary

Morris Blinder         President through August 1993
     (deceased)
                    1991                              $60,000
                    1992                              $16,500
                    1993                              $17,500

Robert M. Terry        President from August 1993

 5374 Village       1993                              $     0
 Road, Long Beach   1994                              $     0

 California         1995                              $     0

No other employees or officers or directors received in excess of $10,000 during either of the years 1994 or 1995.

Currently, there are employment agreements in place with Mr.
Terry, and with Christopher H. Dieterich, functioning as the companys general counsel, secretary and a director. Arik Makleff, who is serving as the chief financial advisor to the company, has agreed to commence employment in 1996 as the chief financial officer and will receive a salary at that time.

As of December 31, 1995, no options on company stock were issued or outstanding to anyone.


ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Change in Control of the Registrant.  During August 1993
Aero International, Inc. a Nevada corporation controlled by the Terry Family Trust purchased an aggregate of 2,230,000 shares of common stock of the Registrant for an aggregate price of $453,000 in cash.
The shares represented 79% of the then outstanding common shares.
The shares were purchased in separate private transactions from Morris Blinder (an individual, now deceased, 1,150,000 shares), Blinder Foundation for Crohn s Disease (a charitable foundation, 770,000 shares) and the Trustee in Bankruptcy for Intercontinental
Enterprises, Inc. (an unrelated corporation in liquidation, 310,000 shares).

     A portion of the funds ($422,000) used to effect the transactions were borrowed from Consolidated Intercapital Incorporated, an unrelated finance company. The loan was repaid in full within its sixty day term including a ten percent service charge.
Funds used to repay the loan were obtained by Aero International, Inc.
from the proceeds of the sale of its wholly-owned subsidiary, Aero Industries, Inc. to the Registrant.

     The following table sets forth the beneficial ownership of Common Stock of the Registrant as of December 31, 1995, by (i) each of the Registrant's officers and directors, (ii) each person who is known by the Registrant to own beneficially more than 5% of the outstanding shares of Common Stock, and (iii) all of the Registrant's officers and directors as a group:

                                     Amount and
                                     Nature of       Percent
     Name and address of             Beneficial         of
     beneficial owner (l)            Ownership        Class
     ---------------------         ------------      -------
     Aero International, Inc.        3,030,000        60.4%
     Lema Investments, Ltd.          1,000,000        19.6%
     American Agri-Business            220,000         4.4%


     Officers and directors
      as a group (1)                 3,250,000        64.8%

            (1) Beneficial ownership results in each case from the possession of sole voting and investment power with respect to the shares. Robert M. Terry and Michael Savage (as president of American Agri-Business) are the only directors having a Common
Stock ownership interest in the Registrant. Of the shares attributed to Mr. Terry, 3,030,000 shares are owned by Aero International, Inc. a company controlled by the Terry family trust, of which Mr. Terry is a trustee.

     The Registrant knows of no arrangement, the operation of which may, at a subsequent date, result in change in control of the Registrant.


ITEM 12   CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

     Except as provided for below, no director or officer of the Registrant, nominee for election as a director, security holder who is known to the Registrant to own of record or beneficially more than 5% of any class of Registrant's voting securities, or any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same home as such person, has had any material transaction or series of transactions since the beginning of 1991, or has any presently proposed transaction, to which the Registrant was or is to be a party, in which any of such persons had or is to have any direct or indirect material interest.

     Certain conflicts of interest have existed and will continue to exist between the Registrant and its officers and directors.
Each has other interests including business interests to which he devotes his primary attention.


          PART IV

ITEM 13   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     The following documents are filed as a part of this Report immediately following the signature page.

1.  Financial Statements

     For a complete list of the Financial Statements filed with this Annual Report on Form 10-KSB, see index to Financial
Statements on
page 24.

2. Reports on Form 8-K

     The Registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this report.


3.  Exhibits


Number  Description                                        Page

 3.1   Amendment to the Articles of Incorporation, dated
       September 1, 1993, changing name of company to Intercontinental Technologies Group, Inc.

 3.2   Amendment to the Articles of Incorporation, dated
       September 1, 1993, effecting a reverse split of 100 old shares for 1 new share.

10.3   Asset Sale Contract with Petro Resources, dated
       October 1, 1993

10.4   Promissory Note in the amount of $650,000 from the Gita
       Ashram Temple, dated March 8, 1994.

10.5   Equity Purchase and Investment Agreement with East
       European Imports, dated November 10, 1994.

10.6 Exchange of Equity Agreement, dated September 1, 1994, with ISC and LEMA Investments, Ltd.

10.7   Settlement Agreement with EFTS, Inc., dated
       February 23, 1996.

21.1   Subsidiaries of Registrant




          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intercontinental Technologies Group, Inc.

                                   By  /s/ Robert M. Terry
Date: October 22, 1996                   Robert M. Terry
                                        President


                                   By  /s/ Robert M. Terry
Date: October 22, 1996                 Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  October 22, 1996            By  /s/ Robert M. Terry
                                           Robert M. Terry,
                                        President and Director

Date:  October 19, 1996            By: /s/ Christopher Dieterich
                                        Christopher Dieterich
                                        Secretary and Director

Date:  October 19, 1996            By: /s/ Michael Savage
                                        Michael Savage
                                        Vice President, Director

                        CERTIFICATE OF AMENDMENT OF

                       ARTICLES OF INCORPORATION OF

                  CONTINENTAL CONNECTOR INDUSTRIES, INC.



     Continental Connector Industries, Inc., a corporation organized and existing under the laws of the State of Nevada (the
"Company"), does hereby certify that:

     The amendment set forth below to the Company's Articles of Incorporation was duly adopted in accordance with the provisions of the General Corporation Law of the State of Nevada.

     Article FOURTH is amended by the addition of the following provision:

     Simultaneously with the effective date of this amendment (the "Effective Date"), each share of the Company's Common Stock, par value $0.001 per share, issued and outstanding immediately prior to the Effective Date (the "Old Common Stock") shall automatically and without any action on the part of the record holder thereof be reclassified as and changed into one-one-hundredth (1/100) of a share (the "New Common Stock"), subject to the treatment of fractional share interests as described below. Each record holder of a certificate or certificates which immediately prior to the Effective Date represented outstanding shares of Old Common Stock (the "Old Certificates", whether one or more) shall be entitled to receive upon surrender of such Old Certificates to the Company's Exchange Agent for cancellation, a certificate or certificates (the "New Certificates", whether one or more) representing the number of whole shares of the New Common Stock into which and for which the shares of the Old Common Stock formerly represented by such Old Certificates so surrendered, are reclassified under the terms hereof. From and after the effective Date, Old Certificates shall represent only the right to receive New Certificates (and, where applicable, cash in lieu of fractional shares, as provided below) pursuant to the provisions hereof. No certificates or scrip representing fractional share interests in New Common Stock will be issued, and no such fractional share interest will entitle the record holder thereof to vote, or to any rights of a record stockholder of the Company. A record holder of Old Certificates shall receive, in lieu of any fraction of a share of New Common Stock to which the record holder would otherwise be entitled, a cash payment therefor on the basis of the average of the closing bid and asked prices as reported by any exchange on which the stock is traded on the Effective Date (or in the even the Company' Common Stock is not so traded on the Effective Date, such average of the closing bid and asked prices as reported by the exchange of the next succeeding day on which such stock was so traded). If there are no trades on any exchange, then $1.00 will be the stated share price. If more than one Old Certificate shall be surrendered at one time for the account of the same record stockholder, the number of full shares of New Common Stock for which New Certificates shall be issued shall be computed on the basis of the aggregate number of shares represented by the Old Certificates so surrendered. In the event that the Company's Exchange Agent determines that a record holder of Old Certificates has not tendered all of his certificates for exchange, the Exchange Agent shall carry forward any fractional share until all certificates of that record holder have been presented for exchange such that payment for fractional shares to any one person shall not exceed the value of one share. If any New Certificate is to be issued in the name other than that in which the Old Certificates surrendered for exchange are issued, the Old Certificates so surrendered shall be properly endorsed and otherwise in proper form for transfer, and the person or persons requesting such exchange shall affix any requisite stock transfer tax stamps to the Old Certificates surrendered, or provide funds for their purchase, or establish to the satisfaction of the Exchange Agent that such taxes are not payable. From and after the effective Date the amount of capital represented by the shares of the New Common Stock into which and for which the shares of the Old Common Stock are reclassified under the terms hereof shall be the same as the amount of capital represented by the shares of Old Common Stock so reclassified, until thereafter reduced or increased in accordance with applicable law.

     IN WITNESS WHEREOF, Continental Connector Industries has caused this Certificate to be signed and attested by its duly authorized officers, this 1st day of September, 1993.


                              CONTINENTAL CONNECTOR INDUSTRIES



                              By:   /s/ Robert M. Terry
                                   Robert M. Terry,
                                   President

ATTEST:



By:    /s/ Christopher Dieterich
    Christopher Dieterich, Secretary


                         CERTIFICATE OF AMENDMENT

                                  to the

                         ARTICLE OF INCORPORATION

                                    of

                  CONTINENTAL CONNECTOR INDUSTRIES, INC.


     Pursuant to the provisions of Nevada Corporation law, the undersigned corporation hereby adopts the following Certificate of Amendment to its Articles of Incorporation:

     ARTICLE I previously read as follows:

I.   The name of this corporation is CONTINENTAL CONNECTOR
INDUSTRIES, INC.

     ARTICLE I is hereby amended to read as follows:

I.   The name of this Corporation is INTERCONTINENTAL
TECHNOLOGIES GROUP, INC.

     This amendment was approved by a unanimous vote of the Board of Directors and 84% of the Shareholders on September 1, 1993.

Dated this 1st day of September, 1993.

                         CONTINENTAL CONNECTOR INDUSTRIES, INC.


                         By:     /s/ Robert M. Terry
                                   President

                         By:     /s/ Christopher H. Dieterich
                                   Secretary

                            ASSET SALE CONTRACT

     This contract, made as of October 1, 1993, between PETRO RESOURCES, INC., a Texas corporation, ("Seller"), with a place of business at Fort Worth Club Tower, Suite 1126, 777 Taylor Street,
Fort Worth, Texas 76102, and JACK W. SMITH ("Buyer"), and SMITHS assignee, Intercontinental Technologies Group, Inc., 5374 Village Road, Long Beach, California 90808, whose address is 11265 Rolling Hills Drive, El Cajon, California 92020.

                                WITNESSETH

     Whereas, Seller desires to sell to Buyer and Buyer desires to purchase from Seller on the terms and conditions set forth in this Contract (the Contract") certain interests and operating rights in the oil and gas leases(s) and related personal property, fixtures and improvements located thereon; such interests, operating rights, and related personal property, fixtures and improvements being referred to herein as the "Assets" and described in the attachments hereto.

     Now, Therefore, in consideration of the mutual covenants herein contained, Seller and Buyer agree as follows:

     1. Conveyance. Seller shall sell, assign, transfer and convey to Buyer at the Closing (as defined below), and Buyer shall purchase and accept all of Sellers right, title and interest in and to the Assets except as herein limited.

     2. Closing. As used herein, the term "Closing" means the date on which the purchase price is paid to Seller and the conveyancing instruments(s) referred to in paragraph 6 hereof are delivered to Buyer. The Closing shall occur at Sellers office located at 4200
Easton Drive, Suite 16, Bakersfield, California 93309, at 12 o'clock mid-day, on October 1, 1993 or at such other time and place as is agreeable to Seller and Buyer.

     3. Manner of Payment. Buyer shall pay to Seller for the Assets a purchase price of TWO HUNDRED & SEVENTY FIVE THOUSAND U.S. DOLLARS ($275,000.00) of which the Seller has received TWENTY FIVE THOUSAND DOLLARS ($25,000.00) as a down payment in cash at Closing.

     All amounts to be paid hereunder shall be paid by cashier's check, bank money order or wire transfer of immediately available funds made payable to "PETRO RESOURCES, INC."

     4. Disposition of Accounts receivable and Other Revenues. Accounts receivable or other revenues associated with the Assets, to the extent that such accounts receivable or revenues are attributable to times prior to the Effective Date, and oil in tanks above the pipeline connections and gas produced prior to such date shall not be part of the sale but shall remain the property of Seller. All storage tanks, if any, on the leases subject to this Contract shall be gauged at 7:00 a.m. on the Effective Date. Seller and Buyer shall execute such additional documents as may be necessary to properly evidence the transfer of interests herein sold and purchased on the records of any oil or gas purchaser. Seller shall have the right to enter upon the Asset to remove all oil and gas not sold herein within a reasonable time following Closing, or sell the same to Buyer at Seller's posted price for oil (and Seller's gas sales contract price for gas) prevailing in the field as of Closing.

     5.   Proration of Credits and Payment Obligations and Taxes.
All credits and payment obligations associated with the Assets, including but not limited to royalties, lease and other forms of contractual payments (including prepayments) and ad valorem property, severance, windfall profit and other forms of taxes, shall be prorated between Seller and Buyer as of the Effective Date, with Seller responsible for all such items prior to such date. Buyer shall be responsible for and shall pay for all such items on and after such date. Buyer shall be responsible for and shall pay for all such items on and after such date. Buyer shall pay all sales and use taxes, plus any penalty or interest thereon, applicable to the sale of the Assets.

     6.   Documentation of Sale and Transfer Ownership.

          a. Seller shall deliver title to the Assets to Buyer at the Closing in the form of that "assignment of Oil and Gas Lease Reserving Overriding Royalty" attached hereto as Exhibit "A", subject to the reservations, limitations, conditions and restrictions contained in this Contract, said assignment to be delivered to Buyer or his Assignee immediately upon qualification pursuant to paragraph 11 below and expiration of the Examination Period provided in paragraph 7 below.

          b. Sellers title shall be subject to all matters appearing of record or that can be ascertained by an inspection of the Assets and shall be conveyed to Buyer without any warranty of title, express or implied, except that Seller has not theretofore disposed of any interest herein offered for sale. The cost of title insurance, if any, shall be paid for by the party requesting it.

     The assignment of the Assets shall also be subject to the terms of Settlement Agreement and Mutual General and Special release by and between Petro Resources,, Inc. on the one hand and Mercury Oil Company and John Harden, Jr. on the other hand, executed effective September 1, 1986 as amended by document dated November 17, 1986.

     7.   Buyer Accepts the Assets "AS IS, WHERE IS".

          a. Buyer assumes the risk of condition of the Assets, including compliance with all laws, rules, orders and regulations affecting the environment, whether existing before or after Closing and Buyer shall satisfy himself with respect thereto.

          b.   THE ASSETS ARE SOLD "AS IS, WHERE IS" AND SELLER
MAKES NO WARRANTY, WHETHER EXPRESS OR IMPLIED IN FACT OR IN LAW, OF MERCHANTABILITY, FITNESS FOR ANY PURPOSE, STATE OF REPAIR,
CONDITION OR SAFETY OF THE REAL OR PERSONAL PROPERTY, NOR COMPLIANCE WITH APPLICABLE LAW, RULE, ORDER AND REGULATION, CONCERNING THE ASSETS.

          c. The Assets have been used for oil and gas drilling and producing operations, related oil field operations and possible for the storage and disposal of waste materials or hazardous substances. Physical changes in the land may have occurred as result of such uses. The Assets also may contain buried pipelines and other equipment, whether or not of a similar nature, the locations of which may not be readily apparent. Buyer understands that Seller does not have the requisite information with which to determine the exact nature or condition of the Assets nor the effect any such use has had on the physical condition of the Assets.

     d.   Buyer acknowledges that:

          (i) He has entered into this Contract on the basis of his own investigation of the physical condition of the Assets, including subsurface condition.

          (ii) the Assets have been used in the manner and for the purposes set forth above and that physical changes to the Assets may have occurred as a result of such use.

          (iii) during the period (the "Examination Period") beginning on the date of Closing and ending 14 consecutive days thereafter, Buyer and his agents may perform such further inspections, examinations, investigations and studies as Buyer may deem necessary regarding the presence of hazardous materials which are the responsibility of Seller and pertain to the Assets. If such hazardous materials are discovered and notice is given by Buyer to Seller within the Examination Period describing the location, nature and extent thereof, Seller shall undertake to remove the hazardous materials; PROVIDED, HOWEVER, should Seller at any time decide it is impractical, in Sellers' sole opinion, to remove such hazardous materials, Seller may return the Purchase Price to Buyer, whereupon this Contract shall terminate and Seller and Buyer shall have no further duties or obligations so each other hereunder. Failure of Buyer to give such written notice within the Examination Period shall constitute both an acknowledgement that no such hazardous materials are present and acceptance of the Assets by Buyer. Buyer shall provide to seller copies of all date, analyses of such data, test results, and reports received or prepared by or for Buyer regarding the presence of hazardous materials pertaining to the Assets.

     8. Compliance with law. Buyer shall comply with all applicable laws, rules, ordinances, and regulations, and shall promptly obtain all permits required by public authorities in connection with the Assets. Buyer shall comply with all covenants in the instruments in the chain of title to the Asset and with all terms and provision, expressed or implied, in the agreements and leases to which the Assets are subject.

     9.   Indemnification and Assumption of All Asset
Obligations. Buyer shall assume full responsibility for the Assets as of the Effective Date, including, but not limited to, all operations, royalty payments, rental payments and all accounting and reporting thereof and shall indemnify, defend, and hold harmless Seller from and against all loss, liability, claims, fines, expenses, costs (including attorney's fees and expenses) and causes of action thereafter arising with respect thereto, including but not limited to, plugging and abandonment of existing wells, the restoration of the surface of the land as may be required, and the removal of or failure to remove any sumps, foundation, structures, or equipment therefrom.

     10. Brokers or Finders Fees. Seller and Buyer warrant that neither has incurred any liability, contingent or otherwise, for brokers or finders fees or commissions relating to this contract for which the other shall have responsibility. Except as otherwise provided herein, all fees, costs and expenses incurred by Seller or Buyer relating to this Contract shall be paid by the party incurring the same. All recording and transfer fees shall be paid by Buyer.

     11. Qualification of Buyer. Buyer shall have a period of 45 days from the Closing to post any and all bonds required by the Division of Oil and Gas, the County of Ventura, and any other governing bodies having jurisdiction over said Lease. Immediately upon receiving confirmation of the filing of such bonds, Seller shall deliver to Buyer the Assignment referred to in paragraph 6 above. Failure of Buyer to post such bonds within such period shall constitute a breach of this contract in which case Seller shall be entitled t retain all sums theretofore paid to Seller hereunder as liquidated damages, with Buyer having no further interest in the Assets or rights under this contract.

     12. Notices. All notices and consents to be given hereunder shall be in writing and shall be deemed to have been duly given if delivered personally, telexed with receipt acknowledged, mailed by registered mail or delivered by a recognized commercial courier to the part at the address set forth on the first page of this Contract or such other address as any party shall have designated for itself by ten (10) days notice to the other party.

     13.  Time of Performance.     Time is of the essence of this
Contract.

     14.  Entire Agreement.   This Contract constitutes the
entire agreement between Seller and Buyer with respect to the subject matter hereof, superseding all prior statements, representations, discussions, agreements and understandings relating to such subject matter.

     15.  Assignment.    Buyer may freely assign his rights and
obligations hereunder without the consent of Seller; provided, however, that such Assignment shall not operate to relieve Buyer from his obligations to Seller hereunder.

     16. Headings. The headings used in this Contract are inserted for convenience only and shall be disregarded in construing it.

     17. Governing Law. This Contract shall be governed by the law of the State of California without regard to rules concerning conflicts of law.

IN WITNESS WHEREOF, the undersigned parties to this Contract have executed it as of the day and year first mentioned above.

Buyer:                             Seller:
                                   PETRO RESOURCES, INC.



/s/  Jack W. Smith                 /s/ Joe D. Rose,
                                   Vice President

                              PROMISSORY NOTE

$700,000.00                                      New York, New
York

March 8, 1994
     For value received, the undersigned (the "Payor"), promises to pay to Continental Industries, Inc. or its designee (the "Payee") at the office of Christopher Dieterich, Esq., Dieterich & Associates, 2950 31st Street, Suite 240, Santa Monica, California 90405, lawful money of the United States to be paid for a term of eight (8) years with amortization calculated at fifteen (15) years, with a balloon payment for the outstanding principle due at the end of the term with interest thereon to be computed from the date hereof, at the rate of interest of eight and one half (8.5%) percent per annum, with amortization calculated at 15 years, but for a term of only 8 years, with a balloon payment of the outstanding principle due at the tend of the term. Said interest and principle to be paid in 96 equal monthly installments of six thousand eight hundred and ninety three *($6,893.20) dollars and twenty cents commencing from one month from the date of execution of this instrument. Said rate shall be adjusted on the third anniversary of the execution of this instrument so that the rate of interest shall be 2.5 percent above the prime rate as published in the New York Times for Citibank or eight and one-half (8.5%) whichever is greater and in no event shall the interest rate exceed nine and one-half (9.5%).

     The principal of this Note may be prepaid, in whole or in part, at any time, without penalty.

     Should the Payor fail to pay any installment of this Note within 10 days of when due, then upon ten (10) days written notice by Certified mail Return Receipt Requested to the Payor, within which to cure any such default, the Payee may accelerate this Note and declare it immediately due and payable. Payor shall have ten days from the date of mailing said notice to cure any default.

     Should suit be commenced or an attorney employed to enforce the payment of this Note the undersigned agrees to pay such additional sum as the court may adjudge reasonable as attorney's fees in said suite.

                                             GITA TEMPLE ASHRAM,
INC.
                                             By:   J.N. Swami

                                                 President




     EQUITY PURCHASE AND INVESTMENT AGREEMENT


     THIS AGREEMENT is made and entered into by and between, John
E. Trotman and John Perez ("Owners"), who collectively own the rights to import ARO automobiles from Romania, and INTERCONTINENTAL TECHNOLOGIES GROUP, INC., a Nevada publicly held corporation ("ITG").

     WHEREAS, Owners own the rights to import automobiles from the ARO factory in Romania, with exclusive rights to the United
States and other portions of the Western Hemisphere (See
Attachment "A"); and

     WHEREAS, the parties to this agreement are interested in creating an import/distribution company, to be called East
European Imports ("EEI" or the "Company"), which will accomplish the importation of the automobiles, and;

     WHEREAS, The Company is desirous of obtaining from ITG and ITG is willing to provide sufficient financing to accomplish the goals of the Company, upon the terms and conditions and for the consideration set forth below;

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties agree as follows:


     ARTICLE 1.  EQUITY PURCHASE

     Section 1. For the purchase price, and on the terms and subject to the conditions set forth in this agreement, Trotman and Perez agree to sell to ITG an equity interest in EEI equal to Four Hundred Eighty (480) shares of common stock of the Company to be issued by it to represent 49% of the then-issued and outstanding common stock (980 shares total), or equity, if the limited liability company format is used. ITG understands that this stock is restricted stock such that resales must be made subject to exemptions or waivers from the Federal and state securities laws. After this issuance, Trotman and Perez will own 51% of the common stock and ITG will own 49% of the common stock. After the date of closing, the Company will be governed under the normal corporate laws of Florida. A joint checking account will be established which will require a signature from one member of ITG and one of either Trotman or Perez for all expenses in excess of $10,000 until further modified by an agreement of the parties. The Company will have 5 directors, 2 selected by Trotman and Perez and 2 selected by ITG, with the final director selected by the initial 4 directors.




     ARTICLE 2.  PURCHASE PRICE

     Section 2. The consideration for the Company's shares sold to ITG in accordance with this Agreement is acknowledged by the parties to be 150,000 shares of ITG common, delivered to Owners, restricted against transfer for a period of 2 years without prior approval of ITG, with the share valuation based upon the trading price of the shares on the day after the shares commence trading on the over-the-counter marketplace. If the shares are trading at less than $3.00/share, then additional shares shall be issued to total to a valuation of $450,000. Further, if EEI does not maintain the minimum sales required under the "General Agreement", attached to this agreement as Attachment "A", during the first year, then ITG may rescind this agreement and recover the 150,000 shares of its stock and any loans then outstanding. This rescission option expires after 1 year's satisfactory performance under the General Agreement.


     ARTICLE 3.  CAPITALIZATION AGREEMENT

     Section 3. In addition to the share acquisition above, ITG agrees to provide additional assets, as needed, on a loan basis, to allow for the operation of the Company pursuant to the scheduled business plan expenses for the six months following closing. This infusion may be in the form of assets against which loans or commitments may be made to secure the capital necessary to fund the operations, and ITG will subordinate its claim to the assets to any claims of lenders advancing funds against them. Any sums actually loaned to EEI by ITG will bear interest at the rate of 8% per annum and will be repayable 1 year after their date of transfer, but payable only out of profits of the Company. The parties further anticipate that, based upon the valuation of the Company's assets and the opportunity inherent in becoming a dealer, dealerships will be sold and cash raised through this mechanism. If there are no profits, then the loan repayment will be deferred until profits occur.


     ARTICLE 4.  WARRANTIES OF OWNERS

     Section 4. Owners hereby warrant, represent, and covenant to ITG, and this Agreement is made in reliance on the following, each of which is deemed to be a separate covenant, representation, and warranty:

               a.  Ownership of Stock

     Except as is provided below, the Owners own, beneficially and of record, free and clear of all liens, charges, claims, equities, restrictions, or encumbrances, the shares of capital stock of the Company, or the rights to the assets of the Company if an alternative form of organization (LLC) is chosen, to be sold to ITG hereunder and have the full right, power, and authority to sell, transfer, and deliver to ITG, in accordance with this Agreement, the number of shares of common stock of the Company so set forth, free and clear of all liens, charges, claims, equities, restrictions, and encumbrances. The sale by Owners of such shares does not constitute a breach or violation of, or default under any will, deed of trust, agreement, or other instrument by which the Company or the Owners are bound.
Further, upon its formation, EEI will possess all rights of Owners in and to the General Agreement with INDUSTRIALEXPORT, SA and S.C. ARO, SA, dated October 14, 1994.

               b.  Duly Organized

     Company is a corporation duly organized, or to be organized with consent of ITG, validly existing, and in good standing under the laws of the State of Florida, and has its principal place of business at Miami, Florida.

               c.  Litigation

     To the extent of the Owner's knowledge, there are no actions, suits, claims, proceedings, investigations, or litiga tion pending, or to the knowledge of the Company or Owners threatened against or affecting the Company, at law or in equity or admiralty, or before any federal, state, municipal, or other governmental department, commission, board, bureau, agency, or instrumentality, domestic or foreign.

               d.  "As Is"

     ITG acknowledges and agrees that it is purchasing the Company's shares (or equity) based upon its own inspection and investigation of the prospects for the ARO automobile, and that ITG is acquiring an interest in the Company in its present "as is" condition and without representation or warranty of any kind or nature by the Company except as is otherwise expressly set forth above in this Article 4.


                 ARTICLE 5.  WARRANTIES OF ITG

     Section 5. ITG hereby warrants, represents, and covenants to the Company, and to Owners, and this Agreement is made in reliance on the following, each of which is deemed to be a separate covenant, representation, and warranty: ITG is a duly organized and existing trust under the laws of the State of Nevada, and has all of the powers and authority necessary to carry on the business it now conducts, and has the power and authority to purchase the equity of Company sold by the Company and the Owners on the terms, conditions, and for the consideration set forth herein.


     ARTICLE 6.  CLOSING DATE AND SURVIVAL OF WARRANTIES

     Section 6. The purchase and sale described in this Agreement shall be effective as of the date of this Agreement. Closing will occur as directed by the parties, subject to delivery of the equity certificates to ITG and the stock payment to Owners, adjusted for market value as indicated above, but will be considered effective as of October 5, 1994 (date of initial letter of intent).


     ARTICLE 7.  SURVIVAL OF WARRANTIES

     Section 7. The warranties, representations, and covenants of each of the parties to this Agreement, both ITG and the Owners, shall survive the execution of this Agreement and the consummation of the purchase and sale described in this agreement.


                      ARTICLE 8.  BROKERAGE

     Section 8. Each party hereto represents, warrants, and agrees that all negotiations relative to this Agreement have been carried on by him, or his representative, directly with the other party without the intervention of any person; that no broker other than Performance Financial Services brought about this sale on his behalf; and that each party will indemnify and hold the other party harmless from any and all claims, suits, and actions for brokerage or other commissions, and from and against all expenses of any character, including reasonable attorneys' fees incurred by the other by reason of any claim by any person or broker claiming to have been engaged by, or on behalf of, the indemnifying party, or with whom the indemnifying party is claimed to have made any agreement for compensation.
Compensation to Performance will be agreed upon separately between the parties to this agreement and Performance. Failure to agree on this compensation will not be cause to cancel or negate this Agreement.


     ARTICLE 9.  ASSIGNMENT

     Section 9. This Agreement, and any interest herein, shall NOT be assignable by either party without the other party's prior written consent, which will not be unreasonably withheld.


     ARTICLE 10.  NOTICES

     Section 10. All notices required or permitted to be given hereunder shall be in writing and shall be sent by first-class mail, postage prepaid, deposited in the United States mail in Florida, and if intended for the Company, shall be given to the Company and shall be addressed: EEI, 5601 NW 15th Street, Fort Lauderdale, Florida 33309; to INTERCONTINENTAL TECHNOLOGIES GROUP, INC., 2950 31st Street, Suite 240, Santa Monica,
California 90405.   Any party hereto, by written notice to the
other party, may change the address for notices to be sent to him.

     ARTICLE 11.  ENTIRE AGREEMENT

     Section 11. This Agreement contains the entire agreement of the parties hereto, and supersedes any prior written or oral agreements between them concerning the subject matter contained herein. There are no representations, agreements or arrangements relating to the subject matter contained in this Agreement which are not fully expressed herein.


     ARTICLE 12.  GOVERNING LAW

     Section 12. All questions with respect to the construction of this Agreement, and the rights and liabilities of the parties hereto, shall be governed by the laws of the State of Florida.

     ARTICLE 13.  INUREMENT

     Section 13. Subject to the restrictions against assignment as herein contained, this Agreement shall inure to the benefit of, and shall be binding upon, the assigns, successors in interest, personal representatives, estates, heirs, and legatees of each of the parties hereto.


     ARTICLE 14.  ATTORNEYS' FEES

     Section 14. In the event of any controversy, claim or dispute between the parties arising out of or relating to this Agreement or its breach, the prevailing party shall be entitled to recover from the losing party reasonable expenses, attorneys' fees, and costs.

     Executed November 10, 1994.


THE COMPANY:

EAST EUROPEAN IMPORTS, INC.

By:   /s/ John E. Trotman
     John E. Trotman, Individually

By:   /s/ John E. Trotman
     John E. Trotman,
     President

By:   /s/ John Perez
     John Perez, Individually


INTERCONTINENTAL TECHNOLOGIES GROUP, INC.



By:   /s/ Robert M. Terry
     Robert M. Terry,
     Chairman of the Board

                         EQUITY EXCHANGE AGREEMENT


     The parties to this agreement are INTERCONTINENTAL
TECHNOLOGIES GROUP, INC., a Nevada corporation ( ITG ),
INTERNATIONAL SEMICONDUCTOR CORP (formerly ISRAEL SEMICONDUCTOR
CORP) or ISC , and LEMA INVESTMENTS, LTD. An Isle of Mann company ( LEMA ).

     WHEREAS, the directors of ITG have evaluated the future prospects of ISC as a producer and purveyor of gallium arsenide diodes and substrate, and believe them to be excellent; and

     WHEREAS, the directors of ISC have analyzed the existing agreements and the potential future agreements of ITG in the automotive importation, aircraft modification and real estate lending arenas and believe them to be excellent; and

     WHEREAS, LEMA, as the majority shareholder of ISC desires to enlarge the asset base of ISC and is wiling to underwrite the performance of certain aspects of the ISC business plan; and

     WHEREAS, ITG is willing to have its equity evaluated in the public marketplace for purposes of concluding this transaction;

     NOW, THEREFORE, the parties, based upon the assumptions set forth above and upon the following promises and conditions hereby agree:

     1.0 Equity Exchange

          1.1 ISC and ITG will Exchange approximately 20% of their company value, in the form of additionally issued common stock, each with the other. This will be accomplished by the creation of 1,600,000 shares f stock of ISC in the name of ITG or one of its subsidiaries, to be selected by ITG, coincident with the creation of 1,000,000 shares of ITG stock in the name of ISC or one of its subsidiaries, to be selected by ISC.

          1.2 Should the events of ISC rescission or ITG re-evaluation set forth below occur, LEMA hereby agrees to acquire the ITG stock, at which time LEMA will transfer to ITG 1,600,000 shares of ISC common stock currently in LEMA s possession, and receive in Exchange the 1,000,000 shares f ITG common stock previously tendered to ISC.

          1.3 All parties acknowledge that the shares being issued or transferred pursuant to this agreement are restricted shares and no public market will exist for these shares absent an exemption or subsequent registration.

     2.0 Value Assurances

          2.1 ITG estimates that it will be publicly traded by the close of calendar 1994, which will create an equity market for shares of its common stock. Although the stock to be issued pursuant to this agreement will be restricted stock under Rule 144, the parties agree to accept the market price of ITG stock on December 31, 1994 for purposes of effecting an equity evaluation of the Exchange undertaken by this agreement. If ITG stock is not trading at or above $2.00 per share (average of bid and asked) for 5 consecutive days prior to December 31, 1994, ISC may rescind its participation in this transaction by tendering its interest in this agreement to LEMA. Should this occur, ITG will tender the 1,600,000 shares to ISC for cancellation.

          2.2 If at any time prior to December 31, 1994, the per share value of ISC on the over-the-counter market falls below $1.50, and remains at an average price equal to or less than $1.50 for five consecutive days, then ITG may elect to rescind this transaction and return its ISC shares in exchange for a cancellation of the 1,000,000 shares issued to ISC.

          2.3 If no public market has been established for ITG stock by December 31, 1994, ISC may rescind this transaction by tendering its interest in the agreement to LEMA. The absence of a public market on December 31, 1994 will not create a rescission right in LEMA.

     3.0  Miscellaneous

          3.1 Amendment. This Agreement may not be varied or amended except by an instrument in writing executed concurrently with or subsequent to the execution hereof and signed by both parties.

          3.2 Counterparts. This Agreement may be executed in any number of counterparts, and by the parties on separate counterparts, but all such counterparts shall together constitute a single instrument.

          3.3 Severability. Each of the articles and Paragraphs hereof shall be deemed severable from the others. The determination by any court of proper jurisdiction that any Section or Paragraph is void or voidable, illegal or unenforceable shall in no way affect the balance of this Agreement.

          3.4 Applicable Law. This Agreement shall be construed and performance thereof shall be determined according to the laws of the State of Nevada. The parties agree to the selection of the courts of Clark County (either state or Federal) as the forum for the resolution of disputes arising under this agreement.

          3.5 Entire Agreement. This Agreement sets forth all the covenants, promises, agreements, conditions and understandings between the parties, and there are no covenants, promises, agreements, conditions or understandings, either oral or written, between them other than are herein set forth. Except as herein otherwise provided, no subsequent alteration, amendment, change or addition hereto shall be binding upon the parties.

          3.6 Binding Nature. This Agreement shall inure to, and be binding upon, the heirs, personal representatives, successors and assigns of the parties hereto.

          3.7 Benefits of Counsel. Neither party assumes any liability for nor makes any representations concerning the treatment by the other party hereto of the assets or the payments provided for herein for financial statement or tax purposes.
Each party represents and warrants to the other that the warranting party has had the benefit of or has had the opportunity to obtain legal, financial and tax counsel of that party's choice, and that the warranting party has not relied in any way on the opinion or statements, written or oral, of the other party concerning such matters.

          3.8 Time. Time is of the essence of this Agreement and all terms, conditions and agreements contained herein.

          3.9 Attorneys Fees. Should this agreement or any portion of it be the subject of litigation or arbitration between the parties, the prevailing party in any such arbitration or litigation will be entitled, in addition to all other costs and damages, to an award of his or its reasonable attorney's fees as an additional item of damages.

          3.10  Notices.  Service of all notices or
communications pertaining hereto shall be by facsimile or registered mail, addressed as follows:

          INTERCONTINENTAL TECHNOLOGIES GROUP, INC.
          5374 Village Road, Long Beach, California 90808

          INTERNATIONAL SEMICONDUCTOR CORP.
          2950 31st Street, Suite 240,
          Santa Monica, California 90405

          LEMA INVESTMENTS, LTD.169 Regent Street,
          London, W1R 7FB, England

Any such notices shall be effective when received by the party involved or his representative as the case may be or upon the second attempt to deliver to such party by the telegraph service or postal service.

          3.11 Force Majeure. If either party shall be delayed or hindered in or prevented from the performance of any act required hereunder by reason of strikes, lockouts, labor troubles, inability to procure materials, failure of power restrictive governmental laws or regulations, riots, insurrections, war or other reasons of a like nature not the fault of the party delayed in performance of acts required by the terms of this agreement, then performance of such act shall be excused for the duration of the delay and the period of the performance of any such act shall be extended for a period equivalent to the period of such delay.

Dated:  September 1, 1994

INTERCONTINENTAL TECHNOLOGIES GROUP, INC.


By:    /s/ Robert M. Terry
     Robert M. Terry, President

INTERNATIONAL SEMICONDUCTOR CORP.


By:   /s/ David Gabay
     David Gabay,
     President

LEMA INVESTMENTS, LTD.


By:    /s/ Sheridan Ralph Gill
     Sheridan Ralph Gill
     Managing Director

                           SETTLEMENT AGREEMENT


     The parties to this agreement are Intercontinental
Technologies Group, Inc. ("ITG"), a Nevada corporation and EFTS,
Inc., ("EFTS"), a Florida corporation.

     The parties entered into an arrangement for the sale of ITG's former subsidiary, Continental Connector Corporation ("CCC"), dated December 20, 1994. However, the consideration proposed at the time of the original arrangement has since been determined to be unworkable for both parties due to a mis-evaluation of the assets, and the parties hereby agree to alter the terms of the agreement as set forth below.

     ITG hereby agrees to revise the original contract such that, in addition to the sale of CCC, it will deliver to EFTS 100,000 shares of common stock of ITG. EFTS, in return, will pay to ITG the sum of $290,000, and all prior arrangements for transfer of sums or contingent payments will be cancelled.

     Accepted this 23nd day of February, 1996:

INTERCONTINENTAL TECHNOLOGIES
GROUP, INC.


By:    /s/ Robert M. Terry
     Robert M. Terry, President


EFTS, INC.



By:    /s/ Jerome Saver
     Jerome Saver, President
Exhibit 21.  Subsidiaries

     ITG Energy, Inc. (100%)
     Aero Industries, Inc. (100%)