Form 10QSB
period 1996-03-31
INTERCONTINENTAL TECHNOLOGIES GROUP INC NV
filed 1996-12-09
CIK 753282

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996.

                                   OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-14279

             INTERCONTINENTAL TECHNOLOGIES GROUP, INC., NV
_________________________________________________________________
 (Exact name of small business issuer as specified in its charter)

         Nevada                              88-0199585
 (State or other jurisdiction of       (I.R.S. Employer
  incorporation or organization)       Identification No.)

 1408 Pawnee Drive, Las Vegas, Nevada        89109
(Address of principal executive offices)   (Zip Code)

      (310) 425-2376

  (Issuer's telephone number, including area code)

Former address:  2950 31st Street, #240, Santa Monica, CA 90405
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes      No  X

The aggregate number of shares outstanding of the Issuer's Common
Stock, its sole class of common equity, was 5,151,593 as of September 30, 1996.

                   This report consists of 20 pages.
Part 1

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

Background      The Registrant was originally organized in 1966
for the purpose of seeking to acquire subsidiary businesses. The discretion of the Registrant in acquiring such other businesses was very broad.

     On May 13, 1985 the Registrant acquired 100% of the outstanding stock of Continental Connector Corp. (Continental) in exchange for 2,200,000 shares of the Registrant's common stock. Continental Co. is a Colorado corporation that was engaged in the development, manufacture and marketing of a broad line of multi-contact, precision, rack and panel card edge connectors.

     Operations consisted primarily of the manufacture, processing, and assembly of plated metal contacts, receptacles of various types designed and molded by Continental from thermal setting compounds and other products, into precision connectors.

     From May 13, 1985 through June 30th of the year ended
December 31, 1993, the Company operated only in this line of business. However, all manufacturing and marketing operations related to the connector business ceased, as to Registrant, as of June 30, 1993.

     On May 13, 1993 Registrant completed the sale of certain machinery and equipment and inventory to PMC, Inc. a private Delaware corporation having a diverse array of operations in electronics and other businesses. The agreement of sale provided for a payment of $200,000 for manufacturing equipment essential in the operation of the business. The purchaser was required to purchase inventory from the Registrant during the period from the closing date through December 31, 1993, and effectively assumed control of all employees and operations in July, 1993. After that date the parties could continue this arrangement at their option, however the Registrant would be able to liquidate remaining inventory (if any) by any means available.

     In December, 1994, Registrant sold the entirety of its remaining interest in the subsidiary, Continental, to EFTS, Inc., of Florida. This sale contained a contingent interest on the part of Registrant, based upon ultimately-received proceeds from the inventory liquidation, which resulted in cash receipts of $290,000 during February, 1996, when EFTS disposed of the remainder of the inventory.

     On August 15, 1993, Registrant changed its name from Continental Connector Industries to Intercontinental Technologies Group, Inc., shortened in normal usage to ITG. On August 23, 1993, Registrant also effected a 1 for 100 reverse stock split, such that for each 100 shares of Continental Connector Industries stock previously outstanding, a single share of new ITG stock would be issued.

     ITG Energy, Inc. Energy continued its oil production business during the first quarter, selling approximately $20,000 of oil. No material changes occurred in its operations.

     International Semiconductor Investment

     Effective December 31, 1994, ITG entered into an agreement to acquire 1,600,000 shares of the common stock of International Semiconductor Corp. (formerly known as Israel Semiconductor Corp.), ISC, in exchange for 1,000,000 shares of ITG common stock. The actual shares of ISC stock were received from Lema Investments, Ltd., the majority shareholder of ISC, and the entity that received the 1,000,000 shares of ITG common. ISC is in the business of producing gallium arsenide diodes for use in the high-tech electronics industry, and is based in Migdal Haemek, Israel. ISC is a Nevada corporation, publicly held, and currently trading on the over-the-counter market. ISC is still in its start-up phase and has yet to achieve any meaningful sale of product.


Business Development

     During February, 1996, ITG entered into negotiations with Skysite Communications Corporation ("Skysite") to invest in Skysite and aid in its management governance and market penetration. Skysite is a retail supplier of MSAT-1 satellite telephony hardware and air time, which it purchases at wholesale, generally from Westinghouse Wireless Communications and American Mobile Satellite Co., respectively. Skysite commenced operations in January of 1996, after it was awarded the re-seller contract from AMSC.

     Results of Operations    Skysite has been a development
stage Company since its inception and has incurred general and administrative, financing, marketing and start-up expenses in increasing amounts as it was awaiting the green light from AMSC for utilization of the MSAT-1 satellite, which occurred on April 17, 1996. Prior to that time, all phone usage was on a test basis, and no revenue was generated either for hardware sales or through airtime utilization. Since April 17, 1996, over 100 handsets have been delivered and installed, orders for an additional 160 have been received, and airtime usage has just started to accrue for the phones already installed. Monthly operations are currently running at a loss of approximately $20,000, reduced from the $40,000 per month incurred during the initial phases when sales were non-existent. The company estimates an additional 3 months of losses before achieving breakeven, assuming fulfillment of all backlogged orders and an average airtime utilization of 200 minutes per installed telephone.

     The Product: The Skysite Digital Satellite Telephone System is an integrated web of mobile satellite services for voice, fax and data, that spans land mobile, fixed site, aeronautical and maritime applications.

Subscribers telephone directly through a communications satellite using a variety of mobile satellite terminals. These mobile terminals come in a series of application- oriented configurations and are built by four leaders in wireless electronic communications: Westinghouse Electric Corporation, Mitsubishi Electric of America, Cal Corporation and KVH Maritime Products.

Telephone calls made on the mobile terminals initiate contact with the outside world through a GM/Hughes communications satellite which is in a geo-synchronous orbit 22,000 miles in space, above the equator. The satellite is down-lined into the Public Switched Telephone Network through a Westinghouse Electric Communications Ground Segment (CGS) earth station located in Reston, Virginia, and owned by AMSC.

The Skysite Digital Satellite Telephone System covers virtually all of North and Central America, Hawaii and the Caribbean Basin. Within the satellite coverage area a subscriber can make or receive direct dial calls to or from anywhere in the world. This is a dialup-on-demand system that only charges the subscriber for the time actual used. If there is a three minute call made or received over the system, the subscriber is charged for only three minutes.

     Product Strategy    The life cycle for Skysite s Satellite
Telephone Service on the MSAT-1 Satellite is estimated to be approximately 5 to 7 years, which has just recently commenced. Although this is a new product, it has depth and maturity in the fact that it s operating system is technology that has been developed and brought to market over an 8 year period at a cost in excess of $500 million. From September of 1995 through March of 1996, AMSC and Skysite performed experimental test sales and airtime usage. Beginning in April, 1996, Skysite began commercial sales and usage of the satellite.

Skysite has determined that the satellite owner, AMSC, and its sales arm, Skycell , have not focused on the areas of interest and opportunity identified by Skysite. This new digital technology meets immediate needs for customers in Skysite s identified vertical market segments. These needs range from better price points over existing terrestrial based (SMR & cellular) and satellite (INMARSAT) systems, to establishment of basic reliable telephone communications where it previously did not exist, such as the bayous of Louisiana.

Skysite has entered into a marketing agreement with Westinghouse, purveyor of the most popular fixed site equipment, for distribution of handsets, antennas and support hardware, and has attended and participated as an exhibitor, frequently in tandem with the Westinghouse display at the invitation and expense of Westinghouse, and has received many of its initial orders from these shows.

Both Mitsubishi and Cal Corporation are also actively engaged in promoting the sale of their equipment and are committed to providing market support for their specific equipment at the various trade shows.

     Marketing Plan The overall marketing plan for the Skysite product is based upon the delivery of voice, fax and data telecommunications services to customers having specific needs which can be addressed by value-added services provided by Skysite. The products and services being offered by the company will be sold and distributed by a 3-tiered network of National Resellers, geographically protected territorial Dealers, original equipment Integrators and Skysite s own field service and telemarketing sales associates. Skysite has already secured 2 National Resellers: Arcus Data Security and IBM Business Recovery Systems, which are unlimited in their geographic territory, but are focused on emergency response customers; 4
Integrators: BAF (satellite news gathering truck fabricator), MG Nitrogen (natural resource and oilfield equipment manufacturer), Raytheon (aircraft equipment manufacturer) and HMS Marine Services (ocean-going ship equipment manufacturer); and several territorial dealers, which include, Sat Link of Costa Rica, Advantage Cellular, Alaska Telecom, and Event Rental (Portland).

At this time the products and services are new to the market and there is no established market share. There are two competing entities: AMSC/Skycell, marketing the Skycell satellite telephone product and Cruisephone Industries, marketing a maritime telephone system for pleasure boats and cruise vessels. Skysite will focus on the targeted industry segments, rather than the general public or maritime industries.

     Sales Strategy As noted earlier, Skysite believes that the service window on the MSAT-1 satellite is approximately 7 years before the technology is either obsolete or improved. During that period, AMSC will continue to update its equipment and is tentatively scheduling a second satellite launch to improve both service area and capability. If this does not occur, the ultimate result will be the movement of Skysite s customers into other emerging communications technology when it becomes available.
Skysite is targeting these 6 markets:

1- TRANSPORTATION GROUP: AERONAUTICAL, RAIL AND TRUCKING

     Each of these three groups has unique applications and needs which requires 3 different services and approaches. The aeronautical group applications include voice, fax and data for passengers on board general aviation and commercial aircraft. Flight crews can utilize the same system for dispatch communications and Global Positioning Satellite ( GPS ) indications, because GPS is includable within the mobile telephone equipment for a minimal extra charge. The specific equipment is manufactured for aircraft by Cal Corporation of Ottawa, Canada.

     Rail can be split into GPS applications and dispatch and voice applications for locomotive crews. Passenger rail cars can be equipped with the voice, fax and data version of the phone for commercial service.

     Trucking can utilize a full range of services. There is Standard C dispatch and positioning service available and the regular satellite telephone service for voice, fax and data. Active pursuit of these three groups will be limited to aeronautical in the near term as it has the highest potential rate of return.

2 - BROADCAST MEDIA AND MOTION PICTURE INDUSTRY

     This segment includes electronic news gathering activities, field broadcasting and on-location production activities. This includes any number of remote locations throughout the MSAT 1 coverage area. These entities require seamless reliable communications, and in significant amounts when they are on the air. Subscribers in this group can be measured in hours, not minutes per month. Skysite has already installed 30 such Satellite News Gathering trucks and has a current backlog of over 20.

3 - DISASTER RECOVERY MARKET

     This group involves voice, fax and data communications for business resumption activities in the event of any number of manmade or natural disasters. Every corporate disaster recovery and emergency operations center throughout the United States will need at least one of these telephones. Many will gather multiple units for both fixed site and mobile use. The potential users in this category include each and every major U.S. Corporation with disaster readiness and recovery plans. These customers will be a source of monthly subscriber revenues with intermittent use for exercises and readiness testing. When these corporations activate their recovery plans, they will become high sustained users for the period of the crisis or disaster. In this category, Skysite has teamed with IBM as its agent, and specifically the IBM Business Recovery Division, which is handling the Oklahoma disaster and similar manmade calamities. Skysite most recently assisted the State of Virginia Governor's office of Engineering Services in providing field communications for recovery after Hurricane Bertha battered the Virginia coastal communities.

4 - GOVERNMENT AND PUBLIC SAFETY MARKET

     This market crosses many agency and jurisdictional boundaries. Every fire and police department, medical center, emergency operations center and overall coordinating agency (local, state and federal) needs this system for assured communications when normal channels fail. History has shown, with an increasing regularity, that ground-based systems fail in the time of crisis. This satellite system is the first low-cost solution available to solve this problem. There is the potential for placement of in excess of 30,000 fixed site, mobile and transportable units in this industry segment alone.

5 - PETROLEUM, MINING AND UTILITIES SEGMENT

     This sector has potential needs which extend in numbers beyond the capabilities of the Skysite Telephone System as it exists today. Oil, gas and mineral production activities in remote locations require voice, fax and data communications. Pipeline transportation activities require constant contact and monitoring. Oil spill response companies need constant and consistent communication during all phases of these critical operations. Remote locations on utility transmission lines, at pumping, compressor and converter stations require 100% reliable communications. Additionally, there are special government mandated field monitoring activities in production and pipeline transportation for which Skysite has been approached to provide
service.   The potential exists for 150,000 plus units in this
market segment.

6 - RURAL TELEPHONY MARKET

     This group essentially needs the provision of regular telephone service, via satellite, in areas where either none exists at present, or in an area that is not readily accessible on a consistent, safe and secure basis to the public switched telephone network. This includes areas offshore within range of the satellite where U.S. corporations have facilities and personnel. Interest in this area extends to hotel and resort complexes, factories and entire remote communities where multi-trunk systems are needed just to get basic communications with the outside world. Total unit sales in this segment are unknown at this time. However, the usage rate for customers in the category is expected to be high on a consistent basis. The pricing of the Skysite system brings this communications medium to reality on both an acquisition and ownership/ongoing cost basis.

     Positioning    At this time, the Skysite Satellite telephone
Service and competitors' products are only dimly perceived within these most critical market segments. Getting to market quickly and efficiently and emphasizing good customer applications support will be key to capturing a major share of the available customers. The only other satellite communications technology available for the public switched telephone network, INMARSAT, has a basic unit price for both acquisition and operation of at least 3 times the expense of the Skysite system. This is a key reason why INMARSAT has never become a standard for communications within the Skysite customer segments, except where absolutely needed out of desperation.

The MSAT 1 satellite is the first FCC licensed system specifically for land and aeronautical mobile use. As such it is protected on a regulatory basis from incursions by outside maritime based systems.

     With Skysite s pricing equal to the existing MSAT satellite telephone competition, the battle then becomes with competitive media - roaming cellular and INMARSAT satellite service.

Roaming cellular has become a nightmare for companies with personnel on the road, with prices in excess of $2.00 per minute away from home areas. The worst part of this problem is that the customers do not have control over or know readily what they are actually paying for these services until the bills arrive. Telephone bills in the thousands of dollars per month have become commonplace for these companies. The Skysite Satellite Telephone Service provides single price service ($1.49 per minute) without any further per-minute charges for all calls originating and terminating within the 48 contiguous United States. The charges outside these areas will also be at a fixed, per- minute rate, with international long distance charges for out-of-country dialed calls-- currently provided by AT&T at rates based upon origination of the call from Reston, Virginia.

INMARSAT service costs a minimum of $4.50 per connected minute, plus an initial terminal acquisition cost of at least $12,000. The costs escalate from there. INMARSAT telephone units with fax, data and voice capabilities can range upward of $20,000. Also, each INMARSAT unit must be specifically FCC licensed for it s proposed service. This licensing will be harder to obtain as soon as the MSAT system is active in commercial service zones targeted by INMARSAT.

There are also overwhelming technical advantages to the Skysite Satellite Telephone Service. The Skysite System features single-number calling throughout the entire coverage area which encompasses virtually all of North and Central America, Hawaii, the Western Atlantic and Eastern Pacific Oceans, the entire Caribbean Basin and the Northern half of Colombia and Venezuela. There is no registering in a roaming area as the overall coverage is seamless. The satellite signal is a full duplex digital signal, which means better clarity for voice, and better fax and data transmission.

Further, the telephone cannot be readily monitored like cellular, allowing for immensely higher security. The Skysite System also has full STU 3 encryption available for a low additional cost per unit for fully scrambled communications when required. With the special security system unique to the MSAT 1 satellite, the telephones cannot be cloned , which is the number one cause of fraud among cellular customers today. This is a service on demand" telephone system. Customers only pay for completed calls, not for no-answers or busy signals.

     Margin Structure    Skysite s contract with American Mobile
Satellite Corporation yields margins ranging from 30% to 102% on all subscriber services being offered by the Company. A portion of this margin will be shared in some instances with Agents, National Resellers and Skysite s Sales Associates. Details of these margin splits are outlined in the contract with AMSC and with the Resellers. The margin available from AMSC is guaranteed by contract, such that a lowering of rates by AMSC to other customers or the public at large will generate a corresponding percentage drop in the wholesale rate charged to Skysite by AMSC. The Skysite contract with AMSC is for five years with a 5-year renewal option.

     Internet/on-line services     Skysite maintains an extensive
presence on the world wide web, which may be accessed at http://www.skysite.com . This web site provides the same product and service information through a home page interface as is available from fax back services operated by the company or from direct contact with the company. Skysite s web site provides a forum for customer questions to management, customer service and technical support on the net, and for actual order entry and data acquisition via the net. Skysite s web site is linked to Disaster Recovery Journal s and the International Disaster Recovery Association s home pages for exposure to the disaster recovery community. It will also be linked to PR Newswire s home page for direct connection to information by people looking up Skysite news in their Company news on Call service. Links are being established with other web sites on both a paid and unpaid basis, as a method of spreading the influence and awareness of the company throughout different market segments as the company expands its reach.

ITG INVESTMENT IN SKYSITE:    ITG, through the Second Quarter,
has invested $250,000 in cash and an additional $250,000 in guarantees in Skysite and has a 50% equity stake with rights to obtain additional equity upon certain performance conditions. Skysite has steadily improved its gross sales from $8,000 per month in March (1st month of ITG investment) to $65,000 in September, 1996. Skysite's losses have improved, on a monthly basis, from the start-up in March, and the company anticipates profitability in December of 1996.

     Skysite operates out of 5,000 square feet of office space at 11500 Sherman Way, Burbank, California, and employs, directly, 7 people, with additional representation through 10 dealers, 2 master distributors and 4 value-added resellers.


Capital Resources and Liquidity of ITG

     Operating Loans   During 1995, Registrant borrowed $302,500
from several parties to finance its ongoing operations. Registrant pledged its interest in the income from the secured promissory note issued by the Gita Ashram Temple, and has been directing the income from that note to the repayment of the debt to the various lenders. This is an amortizing series of notes, however they all become due and payable during a six-month period commencing in January of 1997. These notes all carry conversion rights enabling the lenders to acquire ITG common stock at a purchase price of $1.50 per share in exchange for cancellation of an equivalent value of the principal and interest due on the notes. As of March 31, 1996, a total of $213,800 was due on the notes secured by a first position in the Gita Ashram promissory note, and $62,500 was due to holders of notes secured by a second position in the Gita Ashram note.

     Inventory Cash Out    In December, 1994, Registrant sold the
entirety of its remaining interest in the subsidiary, Continental, to EFTS, Inc., of Florida. This sale contained a contingent interest on the part of Registrant, based upon ultimately received proceeds from the inventory liquidation, which resulted in cash income of $280,000 (plus $10,000 for purchase of 100,000 shares of the Registrant's restricted common stock) during February, 1996, when EFTS disposed of the remainder of the inventory.

     Secondary Loans   In January and February, the Company
borrowed an additional $12,500 against the Gita Temple Ashram real estate mortgage, raising cumulative borrowings against the note to $250,000 in the initial or "first" position, and $62,500 in the second position.


     The 100,000 shares of the Company's common stock issued to EFTS, Inc. as a result services rendered during the settlement of the inventory liquidation by EFTS in its subsidiary, Continental Connector Corporation (formerly owned by the Company), were valued at $0.10 per share. This raised the total number of shares issued by the Company to 5,151,593 shares of common.

Employee Stock Transactions The Company has only 3 employees at the executive offices, with additional employees in each of the subsidiaries. There are no stock compensation or option plans in existence at this time, although the company anticipates issuing options in the near future.

Manufacturing The company has no manufacturing operations, and has had none since the sale of the Continental Connector subsidiary's operations during the summer of 1993.

Selling and Marketing Other than as set forth above for Skysite, the Company has no marketing plans in existence. Energy company sales are to EOTT, which will buy any amount of crude oil offered, so marketing is not an issue. The Company is currently operating the Ft. Lauderdale leasehold of Aero Industries, but has a long-term tenant in place and has no need for alternative solutions to the use of available space.


Part II.  Other Information

     Item 1.   Legal Proceedings

               None

     Item 2.   Changes in Securities

               None

     Item 3.   Default Upon Senior Securities

               None

     Item 4.   Submission of Matters to a Vote of Security
Holders

               None

     Item 5.   Other Information

               None

     Item 6.   Exhibits and Reports of Form 8-K

               10.8 Memorandum of Understanding with Skysite, dated February 18, 1996

     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              INTERCONTINENTAL TECHNOLOGIES
                              GROUP, INC.
                                 (Registrant)




                              By:      /s/  Robert M. Terry
                              Robert M. Terry, Chairman


Dated:  November 22, 1996

     INTERCONTINENTAL TECHNOLOGIES GROUP, INC.
     Unaudited Balance Sheet
     March 31, 1996

     ASSETS

Current assets:
  Cash                                            $     94,629
  Notes receivable - current portion                    28,002
  Accounts receivable, other                           194,900
                                                    ----------
          Total current assets                         317,531

Property and equipment, at cost, less
  accumulated depreciation of $86,513                  194,453

Notes receivable - non-current                         617,599
Advances from stockholder                              203,967
Deposits                                                51,000
                                                    ----------
                                                     1,384,550
                                                    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                        213,804
  Accounts payable and accrued expenses                 26,554
  Advances from stockholder                            107,100
                                                     ---------
          Total current liabilities                    347,458

Notes payable - non-current                            137,500

Stockholders' equity:
  Common stock $.001 par value,
  750,000,000 shares authorized,
  5,051,593 shares issued and
  outstanding                                            5,152
Additional paid-in capital                           3,921,720
Accumulated deficit                                 (3,027,280)
                                                     ---------
                                                       899,592
                                                     ---------
                                                     1,384,550
                                                     =========




     See accompanying notes to financial statements.

     Intercontinental Technologies Group, Inc.
     Statements of Operations
     For the Three Months Ended March 31, 1996 and 1995

                                   Three Months   Three Months
                                       Ended         Ended
                                     March 31,      March 31,
                                       1996          1995
                                   ------------   ------------

Sales                              $    39,140    $    41,992
Cost of sales                            8,614         17,081
                                   ------------   ------------
                                        30,526         24,911

Other costs and expenses:
 General and administrative             99,780        170,283
                                   ------------   ------------
                                        99,780        170,283
                                   ------------   ------------
Income (loss) from operations          (69,254)      (145,372)

Other income and (expense):
  Interest income                       10,841         14,250
  Interest expense                     (12,639)             0
  Equity in losses of
   unconsolidated subsidiary            (  750)             0
                                   ------------   ------------
                                        (2,548)        14,250
                                   ------------   ------------
Income (loss) before income taxes      (71,802)      (131,122)
Provision for income taxes                   0              0
                                   ------------   ------------
  Net income (loss)                    (71,802)      (131,122)
                                   ============   ============

Earnings (loss) per share:
  Net income (loss)                $     (0.01)   $     (0.03)
                                   ============   ============

Weighted average shares outstanding  5,061,593      3,821,593
                                   ============   ============








     See accompanying notes to financial statements.

     Intercontinental Technologies Group, Inc.
     Statements of Cash Flows
     For the Three Months Ended March 31, 1996 and 1995

                                   Three Months   Three Months
                                       Ended         Ended
                                     March 31,      March 31,
                                       1996          1995
                                   ------------   ------------

Net cash provided by (used in)
  operating activities             $  (43,300)    $  (271,514)

Cash flows from investing activities
  repayment of notes receivable       110,756               0
                                   ------------   ------------
  Net cash provided by (used in)
   financing activities               110,756               0

Cash flows from financing activities:
  Proceeds from notes payable          12,500         185,000
  Increase in stockholder loans        86,700         135,314
  Repayment of stockholder loans      (70,922)
  Repayment of notes payable          (10,734)
                                   ------------   ------------
  Net cash provided by (used in)
   financing activities                17,544         320,314
                                   ------------   ------------
Increase (decrease) in cash            85,000          48,800
Cash and cash equivalents,
  beginning of period                   9,629          11,648
                                   ------------   ------------
Cash and cash equivalents,
  end of period                    $   94,629     $    60,448
                                   ============   ============















     See accompanying notes to financial statements.

     Intercontinental Technologies Group, Inc.
     Notes to Consolidated Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's Form 10KSB filed for the year ended December 31, 1995.

Income (loss) per share was computed using the weighted average number of common shares outstanding.

During the three months ended March 31, 1996, the Company issued
100,000 shares of its restricted common stock to an unrelated party in exchange for services rendered to the Company valued at $10,000.

During the current quarter, the Company issued an additional $12,500 of secured notes for cash. The notes are secured by the Company's long-term note receivable. Additionally, the Company received cash advances from an unconsolidated subsidiary of $86,700 and made cash advances to its parent of $70,922.

Exhibit 10.8        MEMORANDUM OF UNDERSTANDING

     Intercontinental Technologies Group, Inc. ("ITG") will invest up to a maximum total sum of cash and credit of $500,000 into the joint venture to be formed between ITG and Skysite Communications Corp. in exchange for a 50% interest in the equity and profit sharing arrangements of the new venture.

     Details:

     1) ITG's commitment will be to the Joint Venture, and will be in the form of satisfaction of the Letter of Credit arrangement with American Mobile Satellite Subsidiary Corporation ("AMSC") and only upon acceptance of the proposal for use of stock as short-term collateral, and an additional $250,000 in cash, injected according to the needs of the business plan dated February 1996, and upon satisfaction of at least the following benchmarks:

          a) $100,000 will be invested up to and until cumulative orders for 150 satellite handsets are received;

          b) $50,000 additional will be invested upon receipt of the 150th order, at which time funds will be disbursed, from the joint venture, for repayment of up to $50,000 to Zephyr Express or similar entities named by Skysite as creditors for the initial capitalization of the AMSC $50,000 deposit, and this deposit will belong to ITG unless replaced later by the Joint Venture when excess cash is available for distribution; joint venture company will be set up prior to step (b); Zephyr may be paid out of first $100,000;

          c) the remaining $100,000 will be made available per an agreed-upon schedule attached to this Memorandum (Attachment
A).

     2) The $250,000 provided for the letter of credit will be retired or replaced by joint venture funds or credit sources as the creditworthiness of the joint venture grows, or out of first proceeds that are generally acknowledged as surplus to the daily or monthly cash needs of the joint venture. Six months after entry into this agreement, this $250,000 will earn interest on behalf of ITG (payable by the joint venture) at the rate of 1% per month until retired. No distributions to the joint venture partners will occur until after this $250,000 and the $50,000 due Zephyr have been satisfied, or unless mutually agreed to in writing between the parties.

     3) Skysite's commitment to the joint venture will be the assignment, transfer, contribution, tender, or similar transferal of all rights and equipment currently held by Skysite in the satellite communications proposal as set forth in detail in the Business Plan, to include, at a minimum, the contract with AMSC, any contractual or tentative arrangements with equipment providers such as Westinghouse or Mitsubishi, all orders for equipment and/or service requests, and generally all operational aspects of the business as set forth in the Plan. So long as the joint venture is in existence, Skysite cannot and will not be in any form of competition with the joint venture in any area concerning telephony and/or satellite communications services or equipment for sale to a third party. ITG will have the first right of refusal for the provision of financing to lessees or other borrowers acquiring equipment sold by Skysite or the Joint Venture.

     4) Skysite/Tom Soumas will be designated as the managing partner, managing member or Chairman/President for purposes of controlling the operations of the company, depending upon which organizational form the joint venture selects. ITG agrees that Soumas will remain in his position according to accepted norms of the business. Should there be a dispute concerning any aspect of the operations of the business or conformation of the Business Plan, resolution will take place under a board of directors or adminstrators concept, where the board or the committee will determine the direction of the company and this committee's decision will be final. The "committee" (or board if a corporate form is chosen) will be comprised of 2 members selected by Skysite and 2 members selected by ITG, with the 5th member selected by the unanimous agreement of the 4 members already chosen. Once this committee has been established, the members will retain their position for a period of one year, or unless replaced by their respective appointing parties. Should the 5th or swing member retire or no longer be available as a sitting member on the committee, then the then- current 4 members of the board or committee will unanimously select his or her replacement.

     5) Salaries and expenses will generally follow the performance outlined in the Business Plan and will not be increased or altered significantly without the approval of the Committee. The parties acknowledge that stock incentive plans and similar employee stimulation packages may be necessary to obtain and retain talented staff and will mutually agree to dilution at the joint venture level for purposes of satisfying these requirements. Soumas' base salary is $12,000 per month, as described in the Business Plan, and increases (or decreases, if necessary) according to the schedules contained therein, with anamolous results to be governed by the Committee. Until sales of handsets exceed 100 units per month (either on a month by month or average basis, at employee's choice) no salaries in excess of $6,000 per month will be paid.

     6) At any time between 12 months and 18 months after satisfactory creation of the Letter of Credit or similar facility for AMSC and investment of the operating capital in excess of $200,000, Soumas/Skysite may re-acquire 20% of the equity held by ITG at a cost as set forth on Attachment A. If this option is exercised, ITG will retain veto power, as if it were a 50% partner, over increases in any management compensation or perquisite packages and over increases in costs or expenses not attributable to increased sales or increased investment in capital equipment or marketing. This veto power will remain in place until the joint venture becomes a publicly traded entity, the venture is acquired by a non-affiliated third party, or for a period of 4 years, whichever occurs first.

     7) Should either party determine that it wishes to sell its respective interest, the non-selling party will have a 30-day right of first refusal, upon exactly the same terms and conditions as the selling party has received and tendered to the non-selling party, in which to acquire the selling party's interest in the joint venture. This right of first refusal will be cancelled as to both parties if the joint venture becomes publicly traded or is acquired in a combined buyout of a majority of the company where both parties are sellers of all or most of their interests. ITG will be allowed one assignment of its rights in this agreement within 30 days of its execution, without the opportunity for Skysite to effect its right of first refusal.

     8) This agreement will not take effect and there shall be no liability to ITG if AMSC is unwilling to delay its demand for the Letter of Credit and is unwilling to accept ITG's pledge of assets in the interim, demanding instead an immediate posting on or before Friday, the 23rd of February, 1996.

The terms stated above are acceptable to both parties as indicated by their signatures below. A more detailed subscription and/or company organizational agreement will be executed once the form of organization is selected, identifying further areas of agreement, such as officers, directors, significant employees, and other ministerial requirements, but the agreement will include at least the terms stated in this Memorandum of Understanding.

Dated:  February 18, 1996


INTERCONTINENTAL TECHNOLOGIES GROUP, INC.

By:    /s/  Robert M. Terry
     Robert M. Terry, Chairman

SKYSITE COMMUNICATIONS CORPORATION

By:    /s/  Tom Soumas
     Tom Soumas, President




     ATTACHMENT A

     Total of funds      Buyback for Price   Buyback Price for
     Used within 1st          10%                      20%
     Six (6) months:        [Between Months 12 and 18]
 ______________          ________________________________________

     $100,000              $600,000                 $900,000

     $150,000              $800,000               $1,200,000

     $200,000            $1,000,000               $1,500,000

     $250,000            $1,250,000               $1,750,000