Form 10QSB
period 1996-06-30
INTERCONTINENTAL TECHNOLOGIES GROUP INC NV
filed 1996-12-09
CIK 753282

U.S. SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

     FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996.

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

                        N/A

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

The aggregate number of shares outstanding of the Issuer's Common
Stock, its sole class of common equity, was 5,191,593 as of September 30, 1996.

     This report consists of 10 pages.
Part 1

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

     On May 13, 1993 Registrant completed the sale of certain machinery and equipment and inventory to PMC, Inc. a private Delaware corporation having a diverse array of operations in electronics and other businesses. In December, 1994, Registrant sold the entirety of its remaining interest in the subsidiary, Continental, to EFTS, Inc., of Florida. This sale contained a contingent interest on the part of Registrant, which resulted in income of $290,000 during February, 1996, when EFTS disposed of the remainder of the inventory.

     On August 15, 1993, Registrant changed its name from Continental Connector Industries to Intercontinental Technologies Group, Inc., shortened in normal usage to ITG. On August 23, 1993, Registrant also effected a 1 for 100 reverse stock split, such that for each 100 shares of Continental Connector Industries stock previously outstanding, a single share of new ITG stock would be issued.

Current Operations

     ITG Energy, Inc. Energy continued its oil production business during the second quarter, selling approximately $24,400 of oil. No material changes occurred in its operations.

     International Semiconductor Investment

     ITG originally owned 1,600,000 shares of the common stock of International Semiconductor Corp., which is in the business of producing gallium arsenide diodes for use in the high-tech electronics industry, and is based in Migdal Haemek, Israel. ISC is a Nevada corporation, publicly held, and currently trading on the over-the-counter market. During the month of May, ITG sold 200,000 shares of its holdings in ISC, receiving approximately $499,000 in gross sales proceeds, which have been booked as a profit, since these shares are carried on the Company's books at zero, no valuation being available at their time of original acquisition.

     Skysite

     During February and March, 1996, ITG entered into an investment agreement with Skysite Communications Corporation ("Skysite"), a retail supplier of MSAT-1 satellite telephony hardware and air time. From September of 1995 through March of 1996, AMSC (the owner/operator of the satellite) and Skysite performed experimental test sales and airtime usage. Beginning in April, 1996, Skysite began commercial sales and usage of the satellite.

     The operations of Skysite were described extensively in the first quarter 10-QSB. Skysite's revenues and expenses have generally risen from $8,700 during the first quarter to $178,000 during the second quarter. The number of installed phones increased from 22 in the first quarter to 102 at the end of the second quarter. Skysite has been unable to bill for airtime usage during the first and second quarters because coordinating software has not been available for transfers between AMSC and Skysite. This problem will be resolved during the third quarter.

     Skysite has reduced its losses, on a monthly basis, but was still unprofitable at the end of the second quarter. The company estimates monthly losses through Decmeber, 1996, before achieving breakeven, assuming fulfillment of all backlogged orders and an average airtime utilization of 200 minutes per installed telephone.

     The Skysite Digital Satellite Telephone System is an integrated web of mobile satellite services for voice, fax and data, that spans land mobile, fixed site, aeronautical and maritime applications. Telephone calls made on the mobile terminals initiate contact with the outside world through a GM/Hughes communications satellite which is in a geo- synchronous orbit 22,000 miles in space, above the equator. The satellite is downlined into the Public Switched Telephone Network through a Westinghouse Electric Communications Ground Segment (CGS) earth station located in Reston, Virginia, and owned by AMSC. The Skysite Digital Satellite Telephone System covers virtually all of North and Central America, Hawaii and the Caribbean Basin. Within the satellite coverage area a subscriber can make or receive direct dial calls to or from anywhere in the world.

     In addition to the dealer/reseller network described previously (first quarter 10- QSB), Skysite has now added The
Discovery Channel and National Geographics as clients recommending the Skysite servie through their web sites and information services.

     Skysite is targeting these 6 markets:

     1 - Transportation group: Aeronautical, Rail and Trucking
     2 - Broadcast media and motion picture industry
     3 - Disaster recovery market
     4 - Government and public safety market
     5 - Petroleum, mining and utilities segment
     6 - Rural telephony market

Skysite most recently assisted the States of Virginia and North
Carolina Governors' offices in providing field communications for recovery after Hurricane Bertha battered the coastal communities.

     ITG increased its investment in Skysite during the second quarter to 250,000 in cash, accepting a loan of $54,750 from Cochran Ranch and Tennis Club to complerte the transaction. ITG, through the Second Quarter, has invested $250,000 in cash and an additional $250,000 in guarantees in Skysite and has up to a 57% equity stake depending upon certain performance conditions.

Business Development

     Global Technologies, Inc.    During April and May of 1996,
ITG acquired a 25% interest in Global Technologies, Inc. ("GTI"), a company which has as its primary focus the introduction of American companies and technologies into the recently democratic and capitalistic country of Romania. ITG originally paid $60,000 in cash and $90,000 in its capital stock for a 15% acquisition of GTI common stock. ITG then exercised an option under the original agreement to cancel the original indebtedness of GTI to ITG by having its majority shareholder transfer an additional 10% of his stock to ITG.

     GTI has signed commission agreements with Massey Fergusen, a subsidiary of AGCO, USA in Atlanta, for the sale of farm equipment to Romanian customers, and with Penske Equipment Leasing, for sale of trucks and specialized road equipment. GTI has representation agreements, for worldwide sales rights, with several Romanian wineries and with Romanian interests seeking to build grain elevators in-country. At this time, GTI has no income.

     GTI operates out of office space provided by and leased from ITG at 2950 31st Street, in Santa Monica, California, and currently employs 2 full-time and 2 part-time employees in the United States. GTI has several agents functioning on a commission only basis in Romania, but no full-time employees are located in Romania.


     As of the end of the second quarter, GTI had no income and no short-term prospects for income. A sale of agricultural equipment by Massey-Fergusson, to occur in late 1996 or early 1997, is currently scheduled by the province of Galati in Romania, and would entitle GTI to a commission of 3% of the gross sales price of $15,000,000 ($450,000 if the sale occurs).


Capital Resources and Liquidity of ITG

     Operating Loans   During the first and second quarters, ITG
repaid $11,225 on its loans secured by the Gita Temple Ashram Mortgage, with the balance at June 30 reduced to $202,579 on the "first" and remaining at $62,500 on the "second". ITG had sufficient cash resources resulting from the sale of ISC stock to satisfy all creditors and commitments coming current during the second quarter.

Employee Stock Transactions Based upon his dedication and contribution to the operations of the Company, Michael Savage, a director and vice-president, was issued the right to acquire 100,000 shares of the Company's common stock, at any time during the ensuing 4 years, at an exercise price of $1.00 per share. There are no other stock compensation or option plans in existence at this time. The primary officers of the company continued to defer their monthly salaries pending sustained profitability of the Company.

Manufacturing The company has no manufacturing operations, and has had none since the sale of the Continental Connector subsidiary's operations during the summer of 1993.

Selling and Marketing  Skysite continued its marketing plan and increased its number of installed telephones.  GTI, the Romanian
liaison company, has no formal marketing plan in existence.   ITG
continued to operate the Ft. Lauderdale leasehold of Aero
Industries, with the existing long-term tenant in place.


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

               None


     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  December 3, 1996 INTERCONTINENTAL TECHNOLOGIES
                              GROUP, INC.
           (Registrant)

                              By:  /s/  Robert M. Terry
                                   Robert M. Terry, President

                              By:  /s/  Robert M. Terry
                                   Robert M. Terry, Treasurer

     Intercontinental Technologies Group, Inc.
          Unaudited Balance Sheet
     June 30, 1996

     ASSETS

Current assets:
  Cash                                            $    345,887
  Notes receivable - current portion                    28,002
  Accounts receivable, other                             5,266
                                                    ----------
          Total current assets                         379,155

Property and equipment, at cost, less
  accumulated depreciation of $98,913                  185,338

Notes receivable - non-current                         606,091
Advances to stockholder                                182,983
Advances to unconsolidated subsidiaries                190,968
Deposits                                                51,000
                                                    ----------
                                                     1,595,535
                                                    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                        202,579
  Accounts payable and accrued expenses                 20,694
  Advances from stockholder                            127,900
                                                     ---------
          Total current liabilities                    351,173

Notes payable - non-current                            132,250

Stockholders' equity:
  Common stock $.001 par value,
  750,000,000 shares authorized,
  5,151,593 shares issued and
  outstanding                                            5,152
Additional paid-in capital                           3,921,720
Accumulated deficit                                ( 2,814,760)
                                                     ---------
                                                     1,112,112
                                                     ---------
                                                     1,595,535
                                                     =========




     See accompanying notes to financial statements.

   Intercontinental Technologies Group, Inc.
     Statements of Cash Flows
     For the Six Months Ended June 30, 1996 and 1995

                                   Six Months     Six Months
                                       Ended         Ended
                                     June 30,       June 30,
                                       1996          1995
                                   ------------   ------------

Net cash provided by (used in)
  operating activities             $ (260,712)    $  (271,514)

Cash flows from investing activities
  Collection of notes receivable      312,264               0
  Advances to unconsolidated
    subsidiaries                     (259,780)
  Sale of investment securities       499,668
  Purchase of Equipment              (  3,285)
                                   ------------   ------------
  Net cash provided by (used in)
   financing activities               548,867               0

Cash flows from financing activities:
  Proceeds from notes payable          12,500         185,000
  Repayment of notes payable          (21,959)
  Increase in stockholder loans        57,562         135,314
                                   ------------   ------------
  Net cash provided by (used in)
   financing activities                48,103         320,314
                                   ------------   ------------
Increase (decrease) in cash           336,258          48,800
Cash and cash equivalents,
  beginning of period                   9,629          11,648
                                   ------------   ------------
Cash and cash equivalents,
  end of period                    $  345,887     $    60,448
                                   ============   ============











     See accompanying notes to financial statements.

          Intercontinental Technologies Group, Inc.
     Statements of Operations
          For the Three months and Six Months Ended June 30, 1996
and 1995

                                   Six Months     Six Months    Three Mo. Three
Mo.
                                       Ended         Ended      Ended      Ended
                                     June 30,      June 30,     June 30,   June
30,
                                       1996          1995        1996      1995
                                   ------------   ------------  ---------
---------
Sales                              $    83,085    $    86,894    43,945
44,902
Cost of sales                           16,413         26,174     7,799
9,093
                                   ------------   ------------  ---------
---------
Gross profit (loss)                     66,672         60,720    36,146
35,809
Other costs and expenses:
 General and administrative            295,853        320,758   196,073
150,475
                                   ------------   ------------  ---------
---------
Income (loss) from operations         (229,181)      (260,038)  (159,927)
(114,666)
                                   ------------   ------------  ---------
---------
Other income and (expense):
  Gain from sale of investments        499,668              0    499,668
  0
  Interest income                       21,201         28,500     10,360
14,250
  Interest expense                     (26,658)             0   ( 14,029)
  0
  Equity in losses of
   unconsolidated subsidiaries        (124,312)             0   (123,562)
  0
                                   ------------   ------------  ---------
--------
                                       369,899         28,500    372,447
14,250
                                   ------------   ------------  ---------
--------
Income (loss) before income taxes      140,718       (231,538)   212,520
(100,416)
Provision for income taxes                   0              0          0
   0
                                   ------------   ------------  ---------
--------
  Net income (loss)                    140,718       (231,538)   212,520
(100,416)
                                   ============   ============
=========   ========
Earnings (loss) per share:
  Net income (loss)                $     0.03     $     (0.06)     0.04
(0.03)
                                   ============   ============
=========   ========
Weighted average shares outstanding  5,051,593      3,931,593   5,051,593
3,931,593
                                   ============   ============
=========   ========


           Intercontinental Technologies Group, Inc.
     Notes to Consolidated Financial Statements

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-KSB filed for the year ended December 31, 1995.

Income (loss) per share was computed using the weighted average number of common shares outstanding.

During the six months ended June 30, 1996, the Company issued
100,000 shares of its restricted common stock to an unrelated party in exchange for services rendered to the Company valued at $10,000.

During the six month period, the Company issued an additional $12,500 of secured notes for cash. The notes are secured by the Company's long-term note receivable. Additionally, the Company received cash advances from an unconsolidated subsidiary of $107,500 and made cash advances to its parent of $49,938.

The Company sold 200,000 shares of International Semiconductor Corp. (ISC) for net proceeds of $499,668. The Company's investment in ISC fell to less than 20% of the outstanding common stock of ISC, however, the investment continues to be accounted for using the equity method of accounting since the Company's officers, directors and shareholders exert a significant degree of control over the management of ISC.

The Company made cash investments of an aggregate of $259,780 to unconsolidated equity method subsidiaries during the six month period. The Company recorded an aggregate of $124,312 as its share of the operating losses of these subsidiaries for the corresponding period.

The Company collected $286,000 due from the sale of the assets of its former subsidiary, Continental Connector Corp. during the period.