Form 10QSB
period 1996-09-30
INTERCONTINENTAL TECHNOLOGIES GROUP INC NV
filed 1996-12-09
CIK 753282

U.S. SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

     FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996.

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X   No

The aggregate number of shares outstanding of the Issuer's Common
Stock, its sole class of common equity, was 5,191,593 as of November 30, 1996.

     This report consists of 15 pages.
Part 1

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

Current Operations

     ITG Energy, Inc. Energy continued its oil production business during the third quarter, selling approximately $14,000 of crude oil. No material changes occurred in its operations, however, deferred well maintenance will result in lower outputs for the end of the third quarter and initial months of the fourth quarter.

     International Semiconductor Investment

     ITG currently owns 1,400,000 shares of the common stock of International Semiconductor Corp., which is in the business of producing gallium arsenide diodes for use in the high-tech electronics industry, and is based in Migdal Haemek, Israel. ISC is a Nevada corporation, publicly held, and currently trading on the over-the-counter market. During the second quarter, ITG sold 200,000 shares of its holdings in ISC, receiving approximately $499,000 in gross sales proceeds, which were booked as a profit, since all ISC shares are carried on the Company's books at zero, no valuation being available at their time of original acquisition. At the time of the filing of this report, ISC has been trading in the range of $0.75 to $1.25 per share.

     Skysite Investment

     During the first quarter, 1996, ITG entered into an investment agreement with Skysite Communications Corporation ("Skysite"), a retail supplier of MSAT-1 satellite telephony hardware and air time. From September of 1995 through March of 1996, AMSC (the owner/operator of the satellite) and Skysite performed experimental test sales and airtime usage. Beginning in April, 1996, Skysite began commercial equipment sales and usage of the satellite. The operations of Skysite were described extensively in the first quarter 10-QSB. Skysite's revenues and expenses have generally risen from $8,700 during the first quarter to approximately $50,000 per month during the third quarter. The number of installed phones increased from 102 at the end of the second quarter to 215 at the conclusion of the third quarter. Skysite will commence billing for the accumulated airtime during the fourth quarter, with over $50,000 in collectible time amassed. Skysite negotiated and completed a sale of over 40 telephones to the Boeing Corporation during the third quarter, and anticipates subsequent equipment orders from that company during the ensuing months.

     Skysite has reduced its losses, on a monthly basis, but was still unprofitable at the end of the third quarter. The company estimates monthly losses through December, 1996, before achieving breakeven, assuming fulfillment of all backlogged orders and an average airtime utilization of 200 minutes per installed telephone.

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

     During the third quarter, ITG increased its participation in GTI to a total capital holding of 48% of the common stock of GTI, paying an additional $60,000 in cash, and commiting $30,000 in ITG common stock, evaluated against trading values to occur during the fourth quarter. ITG issued 40,000 shares of common stock to Mr. Brocklesby on July 30, 1996.

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

     During the third quarter, GTI entered into an agricultural and related-industry joint managment and development agreement with Mid-America Tradings Services, Inc., based in Kansas City, Kansas. This entity is headed by Harlan Priddle, former Secretary of Agriculture and Commerce for Kansas. Mr. Priddle and the principals of GTI have made several trips to Romania, and Mr. Priddle has now been appointed as the head of the Romanian-American Agricultural Development committee, tasked with the responsibility of bringing American agricultural technologies and companies to Romania. The agreement with MITS gives them 49% of the activities, related to agriculture, that result in Romania.

     GTI, in combination with MITS, entered into an agreement to develop a large- scale grain depot and trans-shipment facility in the port city of Constanza, Romania, and is currently locating construction and financing partners for this $50,000,000 project.

     During the third quarter, in anticipation of ITG's developing relations with Sierra Leone's timber industry, GTI entered into a timber distribution agreement with Guyana.

     GTI operates out of office space at 2950 31st Street, in Santa Monica, California, and currently employs 2 full-time and 2 part-time employees in the United States. GTI has several agents functioning on a commission only basis in Romania, but no full-time employees are located in Romania. As of September 30, 1996, GTI owed ITG approximately $5800 for provision of office space and support services.

     As of the end of the third quarter, GTI had no income and no short-term prospects for income. A sale of agricultural equipment by Massey-Fergusson, to occur in late 1996 or early
1997, is currently scheduled by the province of Galati in Romania, and would entitle GTI to a commission of 3% of the gross sales price of $15,000,000 ($450,000 if the sale occurs).

Business Development

     Sierra Leone        The newly democratized country of Sierra
Leone, located on the west coast of Africa, has solicited the involvement of ITG in developing the natural resources and aviation markets located in Sierra Leone. ITG has been negotiating with the government, initially with respect to its timber industry, and subsequently with respect to its international airline and the airline facilities at the capitol city of Freetown, to assist the government, by the formation of economic partnerships, in improving, developing and marketing the industries in which ITG becomes involved. Sierra Leone held its first democratic election on March 26, 1996, ending a rebel insurgency that had debilitated the country for the previous 5 years. The country is rated one of the 5 poorest in the world by the World Bank.

     On November 22, 1996, after several months of negotiation, the government of Sierra Leone granted ITG a 60% partnership interest in the Sierra Leone Forest Industries Corporation, the other 40% of the company to remain owned by the national government. ITG, in concert with the government, will upgrade and repair the existing sawmill and production facilities in-country, enhance the logging and crop management yields of existing timber reserves, improve the nascent furniture industry, and create export marketing opportunities for the output of these various aspects of the timber industry.

     ITG anticipates the need for approximately $1,000,000 in investment in the corporate operations of the Sierra Leone Forest Industries Corporation, to occur during the following 6 to 9 months, depending upon progress made in the repair and refurbishment of the existing facilities and the ability of the company to harvest, mill and sell its products.

Capital Resources and Liquidity of ITG

     Operating Loans   During the third quarter, ITG repaid an
additional $12,000 on its loans secured by the Gita Temple Ashram Mortgage, with the balance at September 30 reduced to $190,842 on the "first" and remaining at $62,500 on the "second". ITG had sufficient cash resources resulting from the sale of ISC stock to satisfy all immediate creditors and commitments coming current during the third quarter. Portions of the loan came due during the third quarter and were extended by the respective note holders for an additional six months.

Employee Stock Transactions Based upon services rendered during the preceding years, one employee was granted long-term options to acquire stock in the company. On July 10, 1996, Christopher
H. Dieterich, serving as corporate secretary and a director, received options on 250,000 shares, exercisable at $1.00 per share for a period of 5 years, with these rights immediately vesting. On August 18, 1996, as a compensatory action for the reference of and initial conclusion to the investment opportunities in Sierra Leone, the company granted Anstalt Swiss Investment Group, SA, a Bahamian company, option rights on 250,000 shares, at $1.00 per share, which rights would vest upon the successful execution of a contract with Sierra Leone for either timber or aviation industry joint venture opportunities. As indicated in "Business Development" above, the first contract was signed on November 22, 1996, and therefore, effective during the fourth quarter, these options are fully vested. The officers that have served the company for the previous 3 years remain unpaid, and will defer any compensation until such time as the company is in satisfactory financial condition.

Manufacturing The company has no manufacturing operations, and has had none since the sale of the Continental Connector subsidiary's operations during the summer of 1993.

Selling and Marketing Skysite continued its marketing plan and increased its number of installed telephones. GTI, the Romanian
liaison company, has no formal marketing plan in existence.   ITG
continued to operate the Ft. Lauderdale leasehold of Aero Industries, with the existing long-term tenant in place. With the advent of the relationships with Sierra Leone, the company may develop marketing plans for the companies created and operated within the Sierra Leone partnership environment. This should occur no earlier than the fourth quarter.


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

               None

     Item 5.   Other Information

               None

     Item 6.   Exhibits and Reports of Form 8-K

               Exhibit 10.9  Contract with government of Sierra
               Leone concerning the Forest Industries
               Corporation, dated November 22, 1996.


     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              INTERCONTINENTAL TECHNOLOGIES
                              GROUP, INC.
                                 (Registrant)

Dated:  December 5, 1996
                              By:          /s/  Robert M. Terry
                                   Robert M. Terry, President

                              By:          /s/  Robert M. Terry
                                   Robert M. Terry, Treasurer
           Intercontinental Technologies Group, Inc.
          Unaudited Balance Sheet
     September 30, 1996

     ASSETS

Current assets:
  Cash                                            $     68,500
  Notes receivable - current portion                    28,002
  Accounts receivable, other                             3,690
                                                    ----------
          Total current assets                         100,192

Property and equipment, at cost, less
  accumulated depreciation of $111,641                 172,610

Notes receivable - non-current                         594,527
Advances to stockholder                                193,377
Advances to unconsolidated subsidiaries                426,047
Deposits                                                51,000
                                                    ----------
                                                     1,537,753
                                                    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                        190,842
  Accounts payable and accrued expenses                 26,972
  Advances from stockholder                            127,900
                                                     ---------
          Total current liabilities                    345,714

Notes payable - non-current                            132,250

Stockholders' equity:
  Common stock $.001 par value,
  750,000,000 shares authorized,
  5,191,593 shares issued and
  outstanding                                            5,192
Additional paid-in capital                           4,041,680
Accumulated deficit                                 (2,987,083)
                                                     ---------
                                                     1,059,789
                                                     ---------
                                                     1,537,753
                                                     =========




     See accompanying notes to financial statements.
           Intercontinental Technologies Group, Inc.
     Statements of Cash Flows
     For the Three Months and Six Months Ended
     September 30, 1996 and 1995

                                   Nine Months    Nine Months
                                       Ended         Ended
                                     Sept 30,       Sept 30,
                                       1996          1995
                                   ------------   ------------

Net cash provided by (used in)
  operating activities             $ (330,430)    $  (427,775)

Cash flows from investing activities
  Collection of notes receivable      323,828           2,764
  Advances to unconsolidated
    subsidiaries                     (456,882)
  Sale of investment securities       499,668
  Purchase of Equipment              (  3,285)
                                   ------------   ------------
  Net cash provided by (used in)
   financing activities               363,329               0

Cash flows from financing activities:
  Proceeds from notes payable          12,500         255,000
  Repayment of notes payable          (33,696)
  Increase in stockholder loans        47,168         171,255
                                   ------------   ------------
  Net cash provided by (used in)
   financing activities                25,972         426,255
                                   ------------   ------------
Increase (decrease) in cash            58,871         ( 1,520)
Cash and cash equivalents,
  beginning of period                   9,629          11,648
                                   ------------   ------------
Cash and cash equivalents,
  end of period                    $   68,500     $    10,128
                                   ============   ============











     See accompanying notes to financial statements.

     Intercontinental Technologies Group, Inc.
     Statements of Operations
     For the Three months and Nine Months Ended September 30,
          1996 and 1995

                                   Nine Months    Nine Months     Three Mo.
Three Mo.
                                    Ended         Ended           Ended
Ended
                                    Sept 30,      Sept 30,        Sept 30,
Sept 30,
                                    1996          1995            1996
1995
                                   ------------   ------------    ---------
---------
Sales                              $   116,523    $   125,105      33,438
38,211
Cost of sales                           19,318         26,174       2,905
    0
                                   ------------   ------------    ---------
---------
Gross profit (loss)                     97,205         98,931      30,533
38,211
Other costs and expenses:
 General and administrative            412,066        456,214     116,213
135,456
                                   ------------   ------------    ---------
---------
Income (loss) from operations         (314,851)      (357,283)    (85,680)    (
97,245)
                                   ------------   ------------    ---------
---------
Other income and (expense):
  Gain from sale of investments        499,668              0        0
  0
  Interest income                       30,913         42,750       9,712
14,250
  Interest expense                     (40,990)             0     (14,332)
    0
  Equity in losses of
   unconsolidated subsidiaries        (206,335)             0     (82,023)
    0
                                   ------------   ------------    ---------
--------
                                       283,256              0     (86,643)
    0
                                   ------------   ------------    ---------
--------
Income (loss) before income taxes     ( 31,605)      (357,283)    (172,323)   (
97,245)
Provision for income taxes                   0              0          0
  0
                                   ------------   ------------    ---------
--------
  Net income (loss)                   ( 31,605)      (357,283)    (172,323)   (
97,245)
                                   ============   ============    =========
========
Earnings (loss) per share:
  Net income (loss)                $    (0.01)    $     (0.09)     (0.03)
(0.02)
                                   ============   ============    =========
========
Weighted average shares outstanding  5,178,260      4,081,593     5,160,482
4,081,593
                                   ============   ============    =========
========

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

during the nine months ended September 30, 1996, the Company issued 100,000 shares of its restricted common stock to an unrelated party in exchange for services rendered to the Company valued at $10,000. Additionally, the Company issued 40,000 shares of its restricted common stock to an individual in connection with its investment in Global Technologies, Inc.
(GTI), an unconsolidated equity method subsidiary. The shares were valued at $120,000, an amount guaranteed to the individual pursuant to the investment agreement.

During the nine month period, the Company issued an additional $12,500 of secured notes for cash. The notes are secured by the Company's long-term note receivable. Additionally the Company received cash advances from an unconsolidated subsidiary of $107,500 and made cash advances to its parent of $60,322.

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

The Company made cash investments of an aggregate of $456,882 in cash and $120,000 in common stock to unconsolidated equity method subsidiaries during the nine month period. The Company recorded an aggregate of $206,335 as its share of the operating losses of these subsidiaries for the corresponding period.

The Company collected $286,000 due from the sale of the assets of its former subsidiary, Continental Connector Corp. during the period.

Exhibit 10.9

     MEMORANDUM OF UNDERSTANDING

     Sierra Leone Forest Industries Corporation

     The parties to this memorandum are the Government of Sierra
Leone ("Government") and Intercontinental Technologies Group,
Inc. ("ITG").

     The purpose of this agreement is to establish the joint venture relationship between ITG and the Government for development and management of the Forest Industries Corporation, to be modernized and enhanced by the parties for provision of forestry management, reforestation, logging, trans-shipment of logs, sawing and milling of the forestry products, creation of a finishing and finished goods industry, as necessary, and development and enhancement of sales, both for export and within Sierra Leone.

     1.0  Organization

     The parties will create a joint venture company, the ultimate purpose of which is to operate the Forest Industries Corporation (the "Company"). A company structure is already in existence, comprised of existing timber rights throughout the country, a sawmill and finishing plant, located in Kenema. Initially, ITG will be responsible for the organization and general management of the acquisition of suitable replacement and expansion equipment for the existing mill and transportation fleet, to include additional capability in the field to harvest the timber, and the repair and updating of any equipment capable of being salvaged.

     Once the logging and milling operations have been upgraded, the Company will endeavor to increase its exports and supplement the various industries located within Sierra Leone that are in finishing and wholesale usage business reliant upon the sawmill and its products. The Company will also repair and improve the power plant associated with the existing mill works.

     This company will be formed under the laws of Sierra Leone and will be administered in compliance with all government regulations applicable to companies owned in part by the government.


     2.0  Capitalization of Company

     The initial allocation of interests in the company will be 60% to ITG, and 40% to the Government. Neither party will contribute any immediate operating capital to the venture until such time as more definitive plans have been formulated for the approach to this Forest Industries project and the capital needs are agreed upon by the parties. It is the intent of the parties that the initial contribution of the parties will be in the form of credit guarantees for purposes of such financing. ITG will contribute its expertise and management staff, at no initial charge, until such time as a financial plan has been established with a lending institution and a suitable business plan has been accepted by financial institutions providing the cash capital to complete the project and initial management.

     3.0  Scope and Duration of Company

     The company will have an unlimited lifespan

     4.0  Performance

     The parties believe that the sequence of performance should be as follows:

     4.1 Analyze the needs existing for equipment at the sawmill, in the field, and for transportation between the field and the mill. Further analysis of the co-located powerplant will also be undertaken for determination of necessary repairs and capital improvements to the power plant.

     4.2 Determine the most appropriate equipment and equipment vendors for satisfaction of the initial requirements and commence the bidding process to select final vendors and maintenance companies.

     4.3 Determine the time-line for equipment acquisition, mainteannce staffing and training, expansion of milling capabilities, commitments and delivery of product for export, and long-term expansion goals.

     4.4 The Company will also provide the necessary marketing, engineering and management personnel at the port for expediting export of the Company's various products. ITG will develop and manage world-wide exports for the Company.

     4.5 Work with various internal and international financing resources for purposes of securing the necessary loans for each phase of the Company's improvement and expansion.

     4.6 Coordinate and oversee the development of the entire timber industry under the control of the Company, liaise with the financial community during all phases and remain in constant contact with the Government concerning progress.

     5.0  Compensation

     ITG and the Government, to the extent that either or both provides individual agents or employees whose services are dedicated to the project, will be reimbursed for the costs of these agents and employees at normal market rates as if these personnel were hired from outside sources and not from either of the parties. The operation of the Company will provide for salaries for all requisite personnel of the Company prior to any distribution of profits.

     The Company will reimburse ITG employees and agents for their time, travel and accommodation expenses while working on behalf of the project. Any special expenses that become necessary will be pre-approved by the Government prior to their contracting by ITG.

     6.0  Governmental Action

     The Government shall obtain and provide a governmental decree or act (Decision or Governmental Order) which will establish:

     6.1 The right of ITG, on behalf of the Company, to represent the Company and/or the joint venture company, in negotiations to accomplish the goals set forth in Section 4 above. This will include the exclusive concession in lumbering of trees within the country.

     6.2 After the implementation stage, the assurance of a five-year regime of exemption from customs taxes and other imposts for all imports destined to accomplish the cooperative effort for the benefit of the Company, and an exemption from any other property, income or similar taxes imposed against the Company.

     6.3 Liaison with the Central Bank of Sierra Leone for purposes of financing requirements of the Company, pursuant to plans pre-approved by the Government.

     6.4 The aid of the Government for purposes of liaison with all foreign powers in negotiating exports into and out of the various countries involved.

     6.5 The aid of the Government in expediting all necessary approvals and customs requirements for purposes of exports from the country.

     7.0  Financial Commitments

     The parties agree that the Company will assume the debts of the existing timber company and sawmill, however these debts will not be in excess of US $100,000 (10,000,000 Leone).

THEREFORE, the parties have agreed and signed by mutual consent the provisions of this Memorandum of Understanding, assuming its execution by all parties, and based upon the represented mandates and conditions established for each of the parties.

GOVERNMENT OF SIERRA LEONE


By:   /s/ Vice-President of Sierra Leone
     November 22, 1996

INTERCONTINENTAL TECHNOLOGIES GROUP, INC.


By:    /s/ Robert M. Terry
     Robert M. Terry,
     Chairman and President