Form 10KSB
period 1996-12-31
INTERCONTINENTAL TECHNOLOGIES GROUP INC NV
filed 1997-10-20
CIK 753282

SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C.  20549

     FORM 10-KSB
     Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the fiscal year ended            Commission file number
December 31, 1996                         0-14279


     INTERCONTINENTAL TECHNOLOGIES GROUP, INC., NV
(Exact name of registrant as specified in its charter)


     Nevada                                  88-0199585
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)       Identification No.)

310 South Carson Street Carson City, Nevada        89701
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code (702) 882-6629

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


     This report consists of 36 pages.

     Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation SB (228.404 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of
this Form 10-KSB or any amendment to this Form 10-KSB.   [  ]

     Issuer's revenues for its most recent fiscal year were
$716,938

     The aggregate market value of the Registrant's voting stock held by non- affiliates of the Registrant as of June 30, 1997 was zero.

Class Outstanding at June 30, 1997

Common stock, par value $.001
  5,191,593 shares

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

     Proceeds from this transaction were used to effect the acquisition of Aero Industries, Inc., a corporation which had as its primary business the operation of a leasehold on the Ft.
Lauderdale Airport.

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

     The directors of the Registrant have not convened a shareholders meeting for the approval of these transactions, however they have secured the consent of the shareholders representing a majority of the Registrant's Common Stock (See
Item 11.) Such shareholders control more than the simple majority of shares required to approve such transactions in accordance with the Registrant's by-laws.

     SUBSIDIARIES

     Aero Industries, Inc. (Aero)

     Aero is a Florida Corporation, originally formed in 1978 to exploit the introduction of the Brazilian Bandeirante aircraft into the United States. In conjunction with this project, Aero acquired a 6+ acre leasehold on the Fort Lauderdale Executive Airport, which it currently leases to subtenants. This company was acquired, primarily for the leasehold rights, in exchange for $700,000 in cash and 800,000 shares of Registrant s restricted common stock, in July, 1993. The leasehold which formed the major asset of Aero was sold, in February, 1997, to an unrelated third-party buyer, in exchange for $1,100,000 in total consideration: $100,000 down payment and two notes for $500,000 each, both due within 180 days. Total costs incident to the sale, to include area clean-up, EPA compliance, legal and accounting fees and similar transaction costs, were $73,550.

     ITG Energy, Inc.

     ITG Energy, Inc. (Energy) is a California corporation, formed in 1993, for the purpose of making investments in oil & gas leases. The company made $300,000 of advances in 1993 for the acquisition of the Eureka Canyon Oil Lease from Petro Resources, Inc. The Company assumed functional control of the property during 1994. The lease contains 30 wells, of which 6 are operational and generate approximately $100,000 per year in revenues. The remaining 24 wells are dormant, pending further analysis and rework. The company s goal is to return several more of the wells to active status and to increase the output of the operating wells. ITG has posted a $50,000 deposit with the Department of Oil & Gas (California), and a $10,000 deposit with the County of Ventura for plugging and abandonment bonds, which will be recovered upon sale of the wells or actual satisfactory closure of each of the active wells. During the latter portion of 1996, the number of operating wells dropped to 4 as deferred maintenance cut into the viability of operating two of the wells. During the first and second quarters of 1997, all deferred maintenance on these 2 wells and on 1 new well was accomplished, and the output of the field increased by approximately 50%.
Total cost for this effort was less than $25,000.

     International Semiconductor Stock Investment

     Effective December 31, 1994, ITG entered into an agreement to acquire 1,600,000 shares of the common stock of International Semiconductor Corp. (formerly known as Israel Semiconductor Corp.), ISC, in exchange for 1,000,000 shares of ITG common stock. The actual shares of ISC stock were received from Lema Investments, Ltd., the majority shareholder of ISC, and the entity that received the 1,000,000 shares of ITG common. ISC is in the business of producing gallium arsenide diodes for use in the high-tech electronics industry, and is based in Migdal Haemek, Israel. ISC is a Nevada corporation, publicly held, and
currently trading on the over-the-counter market.   During the
second quarter, ITG sold 200,000 shares of its holdings in ISC, receiving approximately $499,000 in gross sales proceeds, which were booked as a profit, since all ISC shares are carried on the Company's books at zero, no valuation being available at their time of original acquisition. During the fourth quarter, an additional 45,000 shares were transferred to creditors of ITG in exchange for release of indebtedness formerly secured by the Gita Ashram note payable to ITG. At the time of the filing of this report, ISC has been trading in the range of $0.05 to $0.50 per share.

     Robert Terry, president of Registrant, is also the acting president of ISC, a separate company, but receives no compensation for his services.

     East European Imports Transaction

     During the fourth quarter of 1994, Registrant entered into an agreement to invest in East European Imports, Inc. ("EEI"), a corporation engaged in the importation of vehicles from the country of Romania into the United States. Registrant, pursuant to the agreement, advanced capital, and services and related use of office facilities. Disputes developed between Registrant and EEI which have led to the filing of a lawsuit for rescission in the Superior Court of Dade County, Florida. This case is in the discovery stage with the intent being a return of the investment and loss of revenues flowing therefrom.

     Skysite Communications Corporation

     During the first quarter, 1996, ITG entered into an investment agreement with Skysite Communications Corporation ("Skysite"), a retail supplier of MSAT-1 satellite telephony hardware and air time. From September of 1995 through March of 1996, AMSC (the owner/operator of the satellite) and Skysite performed experimental test sales and airtime usage. Beginning in April, 1996, Skysite began commercial equipment sales and usage of the satellite. The operations of Skysite were described extensively in the first quarter, 1996, 10-QSB. Skysite's revenues and expenses have generally risen from $8,700 during the first quarter to approximately $150,000 for the fourth quarter. The number of installed phones increased from 102 at the end of the second quarter to 255 at the conclusion of the fourth quarter. Skysite commenced billing for the accumulated airtime during the fourth quarter, with over $65,000 in collectible time accrued. Skysite negotiated and completed a sale of over 40 portable satellite telephones to the Boeing Corporation during the third quarter, and anticipates subsequent equipment orders from that company during the ensuing months. During the first quarter of 1997, Skysite secured an order for a private network channel and approximately 40 handsets from the government of the Bahamas, which order will close during the second quarter, 1997.

     Skysite had not reached profitability at the end of the fourth quarter, and additional capital was arranged for company operations. As a large equity holder in Skysite (47%), ITG approved the sale of 7.5% of Skysite's common stock on October 17, 1996, for a $50,000 investment, 2.5% of the common for $20,000 on January 7, 1997, and a final 7.5% for $50,000 on March 15, 1997. At the end of the first quarter, 1997, the shareholders of Skysite determined that to achieve maximum potential, additional significant sums were necessary for growth and sought a large equity investor. This resulted in the sale of 100% of Skysite to VisCorp, a publicly-traded Nevada corporation, on June 23, 1997. Negotiations were concluded on April 28, 1997, with transfer of control effected April 30, 1997. ITG is receiving 341,800 shares of VisCorp restricted common stock for its interest in Skysite, and a release from the $250,000 guarantee, with collateral posted, which ITG had issued to American Mobile Satellite Corporation, the airtime provider. ITG also received 300,000 options to acquire VisCorp stock, with an exercise price of $0.40, valid for a period of 3 years from the date of official closing.

     ITG maintains one seat on the three-man board of directors of Skysite until such time as all issues concerning the airtime guarantee and former employees have been resolved, which is anticipated to occur during the third quarter, 1997, at which point the ITG-selected director (Christopher Dieterich) will resign.

     Global Technologies, Inc.

     During April and May of 1996, ITG acquired a 25% interest in Global Technologies, Inc. ("GTI"), a company which had as its primary focus the introduction of American companies and technologies into the recently democratic and capitalistic country of Romania. ITG originally paid $60,000 in cash and $90,000 in its capital stock for a 15% acquisition of GTI common stock. ITG then exercised an option under the original agreement to cancel the original indebtedness of GTI to ITG by having its majority shareholder transfer an additional 10% of his stock to ITG.

     During the third quarter, ITG increased its participation in GTI to a total capital holding of 48% of the common stock of GTI, paying an additional $60,000 in cash, and committing $30,000 in ITG common stock, evaluated against trading values to occur during the fourth quarter. ITG issued 40,000 shares of common stock to Mr. Brocklesby on July 30, 1996.

     GTI has signed commission agreements with Penske Equipment Leasing, for sale of trucks and specialized road equipment. GTI has representation agreements, for worldwide sales rights, with several Romanian wineries and with Romanian interests seeking to build grain elevators in-country.

     During the third quarter, GTI entered into an agricultural and related-industry joint management and development agreement with Mid-America Trading Services, Inc., based in Kansas City, Kansas. This entity is headed by Harlan Priddle, former Secretary of Agriculture and Commerce for Kansas. Mr. Priddle and the principals of GTI have made several trips to Romania, and Mr. Priddle has now been appointed as the head of the Romanian-American Agricultural Development committee, tasked with the responsibility of bringing American agricultural technologies and companies to Romania. The agreement with MITS gives them 49% of the activities, related to agriculture, that result in Romania.

     GTI, in combination with MITS, entered into an agreement to develop a large-scale grain depot and trans-shipment facility in the port city of Constanza, Romania, and is currently locating construction and financing partners for this $50,000,000 project.


     During the third quarter, in anticipation of ITG's developing relations with Sierra Leone's timber industry, GTI entered into a timber distribution agreement with Guyana.

     During the fourth quarter, ITG agreed to subsidize certain of GTI's administrative overhead, in the amount of $10,000.00, in exchange for an additional 2% of the company. This was finalized in the first quarter of 1997. GTI operates out of office space at 2950 31st Street, in Santa Monica, California. GTI has several agents functioning on a commission-only basis in Romania, but no full-time employees are located in Romania. As of December 31, 1996, GTI owed ITG approximately $3,500 for provision of office space and support services not included within the equity exchange.

     As of the end of the fourth quarter, GTI had no income and no short-term prospects for income. GTI has become involved in the marketing of oil filtration devices and advising investors in the Republic of the Philippines, but no revenue from those efforts is anticipated during the first two quarters of 1997.

Business Development

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

     ITG anticipated the need for approximately $1,000,000 in investment in the corporate operations of the Sierra Leone Forest
Industries Corporation, to occur in a 6 to 9 month period, depending upon progress made in the repair and refurbishment of the existing facilities and the ability of the company to harvest, mill and sell its products.

     These plans were delayed and then tabled indefinitely when a rebel coup ousted the elected government in June of this year.
Until the actual resolution of the struggle for control of the government, ITG is unable to move forward.


Other Items

     Working Capital   The practices of the Registrant with
respect to working capital items related primarily to sufficient working capital with which to operate its former subsidiary Continental Co. with respect to the inventory and accounts receivable of said business, which was sold in 1993. Until such time as the Registrant s current subsidiaries reach their planned operating levels, working capital management is not a significant factor.

     Operating Loans   During 1995, Registrant borrowed $302,500
from several parties to finance its ongoing operations and its investment in the EEI car importation program. Registrant pledged its interest in the income from the secured promissory note issued by the Gita Ashram Temple, and has been directing the income from that note to the repayment of the debt to the various lenders. This is an amortizing series of notes, however they all become due and payable during a six-month period commencing in January of 1997. These notes all carry conversion rights enabling the lenders to acquire ITG common stock at a purchase price of $1.50 per share in exchange for cancellation of an equivalent value of the principal and interest due on the notes. As of June 30, 1997, a total of $152,314 was due on the notes secured by a first position in the Gita Ashram promissory note, and $42,500 in principal and $10,130 in interest was due to holders of notes secured by a second position in the Gita Ashram note, with $22,500 of the principal balance of the second position notes having been converted to International Semiconductor stock transferred from ITG to the creditors.

     Backlog   The operations of Aero and Energy do not consist
of product sales for which backlog is a significant factor. Skysite has inventory and the potential for backlog, but ITG has sold its position in that company and is no longer concerned with its operations.

     Government Contracts   The Registrant does not anticipate
that any material portion of its business will be subject to renegotiation of profits or termination of contracts at the election of the United States government. The Registrant does not have any current contracts with any customers or vendors that are derivative of or dependent upon government operations.

     Competition   Competition is not a significant factor among
independent oil producers such as the Registrant s ITG Energy subsidiary. Profitability is keyed directly to world oil prices and competition from major oil producing countries is significant, but also serves to establish world oil pricing for purposes of smaller, independent sellers such as ITG Energy.

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


ITEM 2    PROPERTIES

     During 1996, the Registrant used approximately 2000 square feet of office space in Long Beach, California for administrative offices at a rental rate of $1,500 per month, which terminated during the second quarter of 1997. The Registrant has its primary offices at 310 South Carson Street, in Carson City, Nevada, for which it pays $750 per month. The term of the lease is month by month.

     Additionally, the Registrant subleased approximately 2,500 square feet of office space in Santa Monica, California at a rate of $4,126 per month with a term ending July 31, 1997. The Registrant subleases a portion of this facility to others and receives approximately $2,000 per month as sublease income. The primary sub-tenant is GTI, incurring debt at the rate of approximately $3,000 per month, with telephone and support services included within the rental allowance. This sub-lease expires on July 31, 1997 and the Registrant has not determined the necessity of renewing or locating similar alternative space.


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


     PART II


          ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

     The Registrant's Common Stock had previously traded in the over-the-counter market up until early 1992. There has been no trading in the Registrant's common stock for fiscal years ended December 31, 1992 through 1996 and for the period to the date of this report. Additionally, the Registrant is unaware of any broker dealer currently making a market in the common stock.

     The number of record holders of the Registrant's common stock on June 30, 1997 was approximately 2,305 common shareholders. However, there are a greater number of beneficial owners.

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


ITEM 6:   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND  RESULTS OF OPERATIONS

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

Since 1994, the Company has been primarily engaged in an effort to locate suitable investment opportunities that were in need of cash and management to improve upon their market penetration and profitability. Several candidates have been identified and investments have been made, as noted above in the description of the various subsidiaries and investments currently held by the Company (see "General Development of Business").

MATERIAL CHANGES IN RESULTS OF OPERATIONS

There were no subsidiary operations of consequence at the connector company in 1994, other than sale of the remaining inventory on a contingency basis, with no cash received from that transaction in either 1994 or 1995.

Interest expense increased in 1995 to $35,295 when the registrant borrowed $302,500 against the income of the real estate sales Note received from the sale of the New York real estate, and increased slightly more in 1996 (to $38,460) when the Company borrowed minor additional amounts during its investment in Skysite Communications. (See Note 4 to the audited financial statement.)

The results of operations of the Registrant consist of general and administrative expenses of the parent company.

The registrant, as a result of the sale of the connector subsidiary, recorded net profits of $1,497,087 in 1994. It also recognized a loss of $1,200,000 in 1994 attributable to the acquisition of shares of stock in International Semiconductor Corp., because under the equity method of recognition of capital investment, the company invested in had no profit and no book value (See Note 3).

In 1996, the Company sold a portion (200,000 of the 1,600,000 shares) of its International Semiconductor Corp. investment, for approximately $499,000, net of expenses, and transferred an additional 45,000 shares of this stock to two note holders in liquidation of their claims against the Company of $22,500. The Company retains 1,355,000 shares, although the market value of the holdings has diminished considerably since the summer of 1996.

The Company also invested approximately $263,750 in Skysite Communications Corp., which it subsequently sold, with negotiations beginning during the first quarter of 1997 and concluding in June of 1997. The Company received 341,000 shares of VisCorp common stock, and an additional 300,000 options to acquire VisCorp common at $0.40 per share, in exchange for its 66% interest in Skysite. This transaction should conclude by the close of the third quarter of 1997. VisCorp stock has traded between $0.40 per share (upon purchase of Skysite) to $1.50 at the end of August, 1997, after its acquisitionof Skysite.

The company has invested $240,000 in Global Technologies Inc., which it has elected to write off during 1996, as the Romanian ventures have not proven profitable. GTI is currently developing a marketing program for a long-lived oil filter for use on trucks and heavy equipment, and has negotiated exclusive rights in certain vertical markets, both in the United States and in Europe. No revenues have resulted from this plan as yet, but they will be recognized as income when received. The Company received its first purchase order for 500 filter units in the third quarter and will net $7,500 from this transaction, which is estimated to be a recurring monthly order.

PetroChem, a car accessories distribution corporation, was liquidated in 1996, as the manager-partner was found to be criminally involved with fraudulent invoicing and illicit inventory sales. This case is now in front of the criminal courts of Florida, with liability having been admitted and determination of the restitution amounts to be tried prior to the end of the year. The Company has produced evidence to recoup approximately $200,000 from this individual. Until resolution of this matter, the Company has written down its investment in PetroChem from $220,000 to zero.

During the fourth quarter of 1996, negotiations commenced for the sale of the Company's subsidiary, Aero Industries, which controlled the leasehold at the Fort Lauderdale Executive Airport. These negotiations concluded in the first quarter of 1997 and will be reflected on the second quarter financial statements. The total sales price, including cash and notes, was $1,100,000, less expenses of approximately $73,550, for a net receipt of $1,026,450.

LIQUIDITY AND CAPITAL RESOURCES

     Primary Real Estate Loan   During the first and second
quarters of 1995, Registrant borrowed $250,000 from private investors, in a series of individual convertible notes, collectively secured by Registrant's promissory note payable from the Gita Ashram Temple (principal balance then owing of approximately $675,000). All payments by the Temple were assigned to the private investors for a period of 18 months, or until the loan was repaid in its entirety. During the fourth quarter, 1995, an additional sum of $52,500 was borrowed, from these same individuals, collectively secured by a second position (behind the $250,000 loan) in the Temple note.

     Secondary Loans   In January and February, 1996, the Company
borrowed an additional $12,500 against the Gita Temple Ashram real estate mortgage, raising cumulative borrowings against the note to an original debt of $250,000 in the initial or "first" position, and $62,500 in the second position. The balance due on this indebtedness was approxiamtely $221,000, in total, at December 31, 1997.

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

     During the second quarter of 1997 the Registrant completed the sale of its wholly-owned subsidiary, Aero Industries, and had cash on hand of approximately $700,000.

     The Registrant, as of June 30, 1997, had no capital commitments that were unmet. The Registrant currently has no future commitments for capital expenditures nor has it made commitments for future business development.


Employee Stock Transactions Based upon his contribution to the operations of the Company, Michael Savage, a director and vice-president, was issued the right to acquire 100,000 shares of the Company's common stock, at any time during the ensuing 4 years, at an exercise price of $1.00 per share. Also, based upon services rendered during the preceding years, one employee, Christopher H. Dieterich, serving as corporate secretary and a director, received options, effective July 10, 1996, on 250,000 shares, exercisable at $1.00 per share for a period of 5 years, with these rights immediately vesting. The officers that have served the company for the previous 3 years remain unpaid, and will defer any compensation until such time as the company is in satisfactory financial condition.

Other Stock Option Transactions On August 18, 1996, Aryeh (Arik) Makleff, serving as a consultant to the Registrant, received option rights on 250,000 shares, at $1.00 per share, for services dating back to 1994, and for which no compensation has ever been awarded.


ITEM 7:   FINANCIAL STATEMENTS

     INDEX TO FINANCIAL STATEMENTS

Opinion of Certified Public Accountant (1996)                  20

 Financial Statements: 1996:

  Consolidated Balance Sheets as of December 31, 1995 and 1996
22

  Consolidated Statements of Operations  for the Years Ended
December 31, 1996, 1995 and 1994                               23

  Consolidated Statement of Stockholders' Equity for the Years
Ended December 31, 1996, 1995 and 1994                         24

  Consolidated Statements of Cash Flows  for the Years Ended
December 31, 1996 and 1995                                     25

  Notes to Consolidated Financial Statements (1996)       27 - 35



     INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Intercontinental Technologies Group, Inc.

We have audited the balance sheet of Intercontinental Technologies Group, Inc. as of December 31, 1996 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Intercontinental Technologies Group, Inc. as of December 31, 1996, and the results of its operations and cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

               /S/ Winter, Scheifley & Associates
               Winter, Scheifley & Associates, P.C.
               Certified Public Accountants

Denver, Colorado
May 31, 1997

     CONSOLIDATED BALANCE SHEET
     December 31, 1996

ASSETS:

Current Assets:

 Cash                                                    1,147
 Accounts receivable, other                             20,000
 Accounts receivable - related parties                   3,500
 Notes receivable - current                             30,477
   Total current assets                                 55,124

 Property and equipment, at cost, net of
   Accumulated depreciation of $124,529                181,812
 Notes receivable - non-current                        597,878
 Investments                                           263,750
 Deposits                                               51,000
   Total Assets                                      1,149,564

LIABILITIES AND STOCKHOLDERS  EQUITY

Current Liabilities
 Note payable                                           12,500
 Current portion of long term debt                     221,068
 Accounts payable                                       40,415
 Accrued interest                                       13,849
 Amount due officer                                     10,000
   Total current liabilities                           297,832

Advances from affiliates                               252,557
Long-term debt                                          54,750

Stockholders  equity:
 Common stock, $.001 par value,
 750,000,000 shares authorized,
 5,191,593 shares issued and outstanding                 5,192
Additional paid-in capital                           4,041,680
Accumulated deficit                                 (3,502,447)
Net worth                                              544,425
   Total liabilities and equity                      1,149,564

     See accompanying notes to consolidated financial statements


     CONSOLIDATED STATEMENTS OF OPERATIONS
     Years Ended December 31, 1996 and 1995

                                        Year Ended     Year Ended
                                        December 31   December 31
                                            1996          1995

Sales                                     155,552        165,063
Cost of operations                         78,512         90,703
Gross profit                               77,040         74,360

Other costs and expenses:
 General and administrative             1,185,395        267,795
Income (loss) from operations          (1,108,355)      (193,435)

Other income and (expense):
 Gain on sale of securities               562,312             -
 Interest income                           37,534         56,990
 Interest expense                         (38,460)       (35,295)
                                          561,386         21,695

Income (loss) before income taxes        (546,969)      (171,740)
Provision for income taxes                     -              -

Net income (loss)                        (546,969)      (171,740)

Earnings (loss) per share:
 Net income (loss)                         (0.11)         (0.03)
                                        =========       =========

Weighted average shares outstanding     5,163,260      5,051,593




     See accompanying notes to consolidated financial statements


     CONSOLIDATED STATEMENTS OF CASH FLOW
     Years Ended December 31, 1996 and 1995

                                        Year Ended     Year Ended
                                        December 31   December 31
                                            1996          1995

Net income (loss)                        (546,969)      (171,740)
 Adjustments to reconcile net
 income (loss) to net cash provided
 by operating activities
  Gain on sale of investments            (562,312)            -
  Stock issued for services                10,000             -
  Charge off of goodwill                  240,000             -
  Depreciation                             52,816         48,789

Changes in assets and liabilities:
 (Increase) decrease in accounts
  receivable                              (20,000)            -
 (Increase) decrease in other assets                      (3,500)
  Increase (decrease) in accounts
    Payable and accrued expenses           35,212       (119,013)
    Total Adjustments                    (244,284)       (73,724)

Net cash (used) in operating activities  (791,253)      (245,464)

Cash flows from investing activities:
 Acquisition of property and equipment    (27,775)
 Investment in unconsolidated company    (120,000)
 Advances to investee company            (263,750)
 Proceeds from sale of investments        539,812
 Repayment of notes receivable            318,002         25,728
Net cash (used in) investing activities   446,289         25,728

Cash flows from financing activities:
 Repayment of stockholder advances        (10,400)      (131,821)
 Advances from affiliates                 385,602
 Proceeds from notes payable               67,250        369,620
 Repayment of notes payable              (105,970)       (20,082)
Net cash provided by financing
   Activities                             336,482        217,717

Increase (decrease) in cash                (8,482)        (2,019)
Cash and cash equivalents,
 beginning of period                        9,629         11,648

Cash and cash equivalents, end of
 period                                     1,147          9,629

Supplemental cash flow information
 Cash paid for interest                        -             -
 Cash paid for income taxes                    -             -

     CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY for the Years Ended December 31, 1996 and 1995

                              Common         Amount
Amount    Accumulated    Total
                              Shares
    Deficit

Balance December 31, 1994     5,051,593       5,052
3,911,820   (2,783,738)
1,133,134

Net loss for the year                -           -              -
  (  171,740)   ( 171,740)
                              ---------       -----
---------    ---------    ---------
Balance December 31, 1995     5,051,593       5,052
3,911,820   (2,955,478)
961,394


Shares issued for services      100,000         100
9,900                    10,000
Shares issued for investment     40,000          40
119,960                   120,000

Net loss for the year                -           -              -
  (  546,969)    (546,969)
                              ---------       -----
---------    ---------      -------
Balance December 31, 1996     5,119,593       5,192
4,041,680   (3,502,447)
544,425

     See accompanying notes to consolidated financial statements

     Intercontinental Technologies Group, Inc.
     Notes to Consolidated Financial Statements

NOTE 1:  Summary of significant accounting policies.

Intercontinental Technologies Group, Inc. and subsidiaries (the
"Company") operate in the oil and gas industry and the real estate management industry in the United States.

The Company was incorporated in Nevada on August 9, 1983. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aero Industries, Inc.
(Aero) and ITG Energy, Inc. (Energy). The Company is a 60% owned subsidiary of Aero International, Inc., a company controlled by a family trust of which the Company's president is a member.

The Company does not refine or process its oil production but sells such production under short-term contracts at field prices quoted by purchasers in the area of the producing property. A portion of the Company's production comes from "stripper wells", (i.e., wells with low production and relatively high operating costs). Because this production is low margin, stripper wells are particularly vulnerable to declines in oil prices.

     Principles of Consolidation

The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

     Cash and Cash equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Concentrations of credit risk

The company sells its oil and gas production to one purchaser in California and manages one real estate operation in Fort Lauderdale, Florida. Financial instruments which potentially subject the Company to concentrations of credit risks are primarily accounts and notes receivable. The Company requires no collateral from the companies or purchasers with respect to accounts receivable. Additionally, the Company has a note receivable from an entity in New York that is secured by real estate.

     Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents and accounts receivable and payable. The carrying amounts of such financial instruments approximate fair value because of the short maturity of these Instruments.

     Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for using he straight line method over estimated useful lives of five to seven years for Equipment and the remaining lease term for leasehold improvements. Depreciation expense amounted to $3,578 and $800 for the years ended December 31, 1996 and 1995, respectively.

     Oil and Gas Properties

The Company follows the successful efforts method of accounting for oil and gas operations whereby all exploration costs, including geological and geophysical costs, annual delay rentals on undeveloped leases and exploratory dry hold cost are charged to expense as incurred. Intangible drilling and development costs are capitalized on successful wells and development dry holes. Undeveloped leasehold costs are capitalized and charged to expense if abandoned or impaired, based on a prospect-by-prospect evaluation.

Capitalized cost relating to producing properties ar depleted on the units-of-production method based on estimated quantities of proved reserves. Proved oil and gas properties are not capitalized in an amount that exceeds the discounted future net revenues of the associated property. Depreciation and depletion of oil and gas properties amounted to $49,238 and $47,989 for the years ended December 31, 1996 and 1995, respectively.

     Revenue Recognition

Revenue is recorded when goods are shipped or services are performed.

     Advertising

Advertising expenses are charged to expense upon first showing.
Amounts charged to expense were $7,247 and $4,221 for the years ended December 31, 1996 and 1995, respectively.

     Net Loss per Share

Net loss per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Common stock equivalents were anti-dilutive and were excluded from the computation.

     Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during he periods presented. Actual results could differ from those estimates making it reasonably possible that a change in these estimates could occur in the near term.

     Stock-based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company when required will continue to measure compensation expense for any stock-based employee compensation plans using the intrinsic value method prescribed by APB no 25, Accounting for Stock Issued to Employees, and will provide pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

     Recent Pronouncements

In 1996 Financial Accounting Standards no. 125 (FAS 125) Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities was issued. FAS 125 is effective for transfers and servicing of financial assets and Extinguishment of liabilities occurring after December 31, 1996. The Company will adopt FAS 125 in 1997. Adoption of FAS 125 is not expected to have a material effect on the Company's consolidated financial position or operating results.

NOTE 2:  Investments

During September 1994, the Company entered into an equity exchange agreement with International Semiconductor Corp. (ISC) and Lema Investments, Ltd. (Lema) whereby the Company would issue 1,000,000 shares of its restricted common stock to Lema in exchange for 1,600,000 shares of the restricted common stock of ISC. ISC is a manufacturer of gallium arsenide diodes and substrates and is based in Israel. The ISC shares are traded over-the-counter and at the agreement date were valued at a bid price of $1.50. The restricted shares acquired by the Company were valued at one-half of this amount. Since the Company's shares of ISC amounted to approximately 28% of the then total outstanding shares of ISC at the exchange date, the equity method of accounting has been applied to this transaction. This method limits the Company's investment to its proportionate share of the net assets of ISC, which were in a deficit position at the exchange date. Accordingly, the full amount of the value assigned to the stock exchange ($1,200,000) has been treated as goodwill and has been charged to operations in 1994.

ISC shares trade in the over-the-counter market and at December
31, 996 had a closing bid price of $0.50 per share.

Summarized financial information for ISC at December 31, 1995 is as follows:

     Current Assets           $     43,023
     Non-current assets       $  1,396,499
     Current liabilities      $  1,465,317

     Non-current liabilities  $  1,231,414
     Net (loss)               $ (2,732,325)

ISC is considered to be in its development stage and sales of its products have not commenced. Information for the year ended
December 31, 1996 is not available to the Company.

The Company has not recognized its proportionate share of the losses of ISC for the years ended December 31, 1996 and 1995 in its statement of operations as the amount of its investment in ISC has been reduced to zero. The aggregate market value of the Company's remaining 1,355,000 shares of ISC stock was approximately $677,000 at December 31, 1996.

During the year ended December 31, 1996, the Company sold 200,000 of its shares of ISC for aggregate cash proceeds of $499,667. During November 1996, the Company transferred 45,000 shares of its ISC stock to individuals for cancellation of $22,500 of notes payable to them by the Company. During April 1996, 600,000 shares of the ISC stock were pledged as collateral in connection with the below-described joint venture agreement. The collateral was released upon the sale of the Company's interest in the joint venture.

On February 18, 1996, the Company entered into a stock purchase and investment venture agreement with Skysite Communications Corporation which provides for the Company to invest $250,000 for a 50% share of the equity and profits of the entity. Skysite Communications Corp (Skysite) is in the business of selling and installing mobile satellite communications hardware manufactured by others bundled with access to a GM/Hughes MSAT-1 communications satellite. Skysite began sales of systems and telephone service during April, 1996. The Company's investment in Skysite consists of cash advances of $263,750 at December 31, 1996 and has been accounted for at cost.

On April 30, 1997 the Company agreed to sell its interest in the entity, which occurred on June 23, 1997, to VisCorp for 341,000 shares of VisCorp restricted common stock and 300,000 options to purchase VisCorp common at $0.40 per share. The stock received had a market value of $1.25 per share at June 23, 1997 and the Company expects to record a gain from the transaction of approximately $163,500 during the second quarter of 1997. The Company was relieved of its responsibilities to provide additional funding to Skysite as a result of the sale.

During 1996, the Company acquired 48% of the outstanding common stock of global Technologies, Inc. (GTI) a closely held company whose limited business activities to date have been focused on the introduction of American companies and Technologies to the country of Romania. The Company paid $120,000 in cash and issued 40,000 shares of its common stock valued at $120,000 in exchange for the GTI stock. The Company has accounted for its investment in GTI using the equity method of accounting. Since GTI had no net assets the Company has charged its investment therein to operations as an immediate write-off of goodwill.

NOTE 3.  Note Receivable

The note receivable at December 31, 1996 and 1995 relates to the sale of real estate in prior years and is collateralized by land and buildings in Woodside, New York. The note is due in monthly installments of principal and interest at 8.5% a.p.r. of $6,893 for a term of 15 years. The unpaid balance at the end of the 8th year of the Note is due in a lump sum payment. The note is pledged as collateral for notes payable described in NOTE 4.

NOTE 4:  Notes payable and long-term debt

Long term debt at December 31, 1996 consisted of two series of notes due to individual investors due currently ($178,568) and at August 15, 1997 ($42,500). The notes accrue interest at 18% per year and are collateralized by the above described note receivable. The Company made repayments of $45,970 on the first series of notes during the year ended December 31, 1996 and in November 1996, transferred 45,000 shares of its ISC investment stock to retire $22,500 of the second series balance. Additionally, the Company borrowed $54,750 from an entity during may, 1996, under terms similar to the above described notes except that the note is due in full at May 13, 1998. Notes payable consists of a short term borrowing from an individual with interest at 18% per annum.

NOTE 5:  Income Taxes

At December 31, 1996, the Company had approximately $3,490,000 of unused net operating loss deductions that will expire in years beginning in 2006 as follows:

          2006      $  583,000
          2007      $1,250,000
          2008      $  945,000
          2010      $  172,000
          2011      $  540,000
                    ----------
                    $3,490,000

A valuation allowance of $1,186,600 was provided at December 31, 1996 for net operating loss carryforwards which more likely than not will not be utilized prior to their expiration.

NOTE 6:  Commitments and Contingencies

The Company is obligated for non-cancelable operating lease payments with initial terms exceeding one year relating to office space and certain equipment leases. The lease agreements require future minimum lease payments as follows:

Year ending December 31,           Amount

     1997                          $60,282
     1998                           31,400
     1999                           31,400
     2000                           13,083
                                   -------
                                   136,165

Rent expense in 1996 and 1995 was $144,291 and $106,694
respectively. The Company receives sublease income of $87,500 per year related to its Florida real estate management operation.

During July 1993, the Company acquired Aero Industries, Inc.
(Aero), a Florida corporation that subleases hangar and office space at the Fort Lauderdale Executive Airport in Florida, in a business combination accounted for as a purchase. Aero also owns undeveloped rights to certain retrofit technology for jet and helicopter aircraft. The assets of Aero consisted principally of leasehold improvements with a historical basis of $830,000.

During July 1993, in connection with the refinancing of bank debt related to the hangar and office facilities, the Company assigned its interests n the Aero lease to an independent third party as collateral for a loan made to the Company by the individual. The assignment was subject to buy back provisions which were not completed by the specified date of January 30, 1994. At that date, the Company removed the asset and certain corresponding liabilities from its balance sheet but continued to operate the facility.

The assignment agreement had not been filed with or approved by the original lessor of the property and during 1996 and 1995 the Company continued to carry out its obligations to maintain the property under the lease terms.

During January, 1997, the Company sold its interest in the lease to an independent third party for a gross sales price of $1,100,000. After expenses of the sale, the Company received net proceeds of $1,026,450 during the period from February to May of 1997.

The lease sale is subject to a claim by the lender for repayment of the loan amount. The Company expects that the actual amount due will be determined by litigation or arbitration and has estimated the possible range of the claim to be from $150,000 to $350,000 and will record the higher amount as a liability and in determining the gain on the sale. The Company expects to record a gain from the sale of approximately $696,500 during the first quarter of 1997.

NOTE 7:  Related Party Transactions

Aero International, Inc. (International) a company controlled by the Company's president is a significant shareholder of the Company. During the years ended December 31, 1995 and 1996, International made advances to the Company in cash or by payment for services provided to the Company by others and received repayment of the advances as follows:


                                 1996       1995

     Beginning balance             $133,045  $ (19,176)

     Advances received              203,006     62,780

     Advances repaid                 64,605    215,001
                                    -------    -------
     Ending balance                 $(5,356)  $133,045

Additionally, during 1996 and 1995, the Company received advances from its unconsolidated subsidiary, ISC, amounting to $152,500 and $20,400, respectively.

NOTE 8:  Stockholders' equity

During the year ended December 31, 1996, the Company issued restricted shares of its $.001 par value common stock for various purposes as follows:

     100,000 shares valued at $0.10 for services provided to the Company by EFTS, Inc.

     40,000 shares valued at $120,000 issued to an individual in connection with a joint venture agreement as described in Note 2.

No market for the Company's common stock existed at any time during the periods presented.



NOTE 9:  Business Segment Information

The Company's operations re classified into two principal industry segments, oil operations and real estate operations.
The following is a summary of segment information for the years ended December 31, 1996 and 1995:

                                 1996         1995
                              --------- ------------
Net sales to unaffiliated
  customers:
 Oil and gas                  $  78,032  $   87,534
 Real estate                     77,520      77,520
                              ---------  ----------
                              $ 155,552  $  165,063
Income (loss) from operations:
 Oil and gas                  $ (14,184) $  ( 7,295)
 Real Estate                     22,401       1,573
                              ---------  ----------
 Other income                   599,846      56,990
 Other expense                  (38,460)    (35,295)
 General Corp expense        (1,182,995)   (187,716)
                              ---------   ---------
Income (loss) before taxes     (544,569)   (171,740)

Capital Improvements
 Oil and gas                       -            -
 Real estate                       -            -
 Corporate                       27,775         -
                              ---------   ---------
                                 27,775         -
Depreciation
 Oil and gas                     49,238      47,989
 Real Estate                        -           -
 Corporate                        3,578         800
                              ---------   ---------
                               $ 52,816    $ 48,789

Information about major customers

During 1996 and 1995, all of the Company's revenue from oil and gas sales were derived from sales to EOTT Energy, Inc. and all of its rental income was derived from a lease with US Aero Paint, Inc.

In view of the demand for domestic oil at market prices, the Company does not believe that the loss of any customers would adversely affect its operations.

NOTE 10:  Supplementary oil and gas information (unaudited)

The Company's oil and gas operations are conducted in the United
States. Information relating to these operations is summarized as follows;

Costs Incurred in oil and gas actyear of the is due in a lump sum payment.
The note is pledged as collateral for notes payable described in
NOTE 4.

NOTE 4:  Notes payable and long-term debt

Long term debt at December 31, 1996 consisted of two series of notes due to individual investors due currently ($178,568) and at August 15, 1997 ($42,500). The notes accrue interest at 18% per year and are collateralized by the above described note receivable. The Company made repayments of $45,970 on the first series of notes during the year ended December 31, 1996 and in ated based on current costs and were not adjusted to anticipate increases due to inflation or other factors. No deductions were made for general overhead, depreciation and interest.

The determination of oil and gas reserves is based on estimates and is highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available and an accurate determination of the reserves may not be possible for several years after discovery.

Estimated Quantities of Proved Oil and Gas Reserves

Following is a reconciliation of the Company's interest in net quantities of proved oil and gas reserves. Proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Estimated reserves of oil (barrels) and natural gas (thousand of cubic feet) s of December 31, 1996 and 1995, and the changes thereto for the years then ended are as follows:

                                        Oil (Bbls)      Gas (Mcf)

Total Proved Reserves:

 Estimated quantity, December 31, 1994   138,479           -
 Revisions in previous estimates              -            -
 Production                               (6,079)          -
                                          -------        ------
 Estimated quantity, Dec 31, 1995        132,400           -

 Revisions in previous estimates             (55)          -
 Production                               (5,780)          -
                                          -------        ------
  Estimated quantity, December 31, 1996  126,565           -
                                         =======        ======

Proved developed reserves:

 December 31, 1995                       132,400           -
                                         =======        ======
 December 31, 1996                       126,565            -
                                         =======        ======

Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves:

Estimated discounted future net cash flows and changes therein were determined in accordance with Statement of Financial Accounting Standards No. 69. Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes such information is essential for a proper understanding and assessment of the data presented.

Future cash inflows are computed by applying year-end prices of oil and gas relating to the Company's proved reserves to the year-end quantities of those reserves.

The assumptions used to compute the proved reserve valuation do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. Assigning monetary values to the reserve quantity estimation process does not reduce the subjective and ever-changing nature of such reserve estimates.

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

The future development and production costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year based on year-end costs and assuming continuation of existing economic conditions.

Future income tax expense is not provided based on the availability of net operating loss carry forwards.

A discount rate of 12 percent per year was used to reflect the timing of the future net cash flows.

                                           December 31,
                                       1996          1995

Future cash flows                 $ 2,151,605    $ 2,383,200
Future production costs            (1,396,075)    (1,438,975)
Future development costs              (52,000)       (52,000)
                                    ---------      ---------
Future net cash flows                 703,530        892,225
12% annual discount for estimated
 timing of cash flows                (149,851)      (189,961)
                                    ---------      ---------
Standardized measure of discounted
 future net cash flows                553,679        702,264

The following are principal sources of changes in the standardized measure of discounted future net cash flows;

                                  Year ended December 31,
                                       1996          1995

Beginning balance                     702,264        756,040
Sales of oil and gas produced
 net of production costs              (54,939)       (68,322)
Effect of price change               (102,610)           -
Accretion of discount                   8,967         14,546
                                     --------       --------
Ending balance                        553,679        702,264
                                     ========       ========

An oil price at December 31, 1996 of $17 per barrel of oil was used in the estimation of hte Company's reserves and future net cash flows.


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

     There are no family relationships between any director or executive officer of the Registrant except as noted.


Name                          Age              Position

Robert M. Terry                  66          President, Chairman
                                             of the
                                             Board of Directors

Christopher Dieterich            49          Secretary,
                                             Vice-President,
                                             Director and Chief
                                             Counsel

Michael Savage                   73          Vice-President and
                                             Director

Tom Hansen                       63          Chief Operating
                                             Officer and Director

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

CHRISTOPHER H. DIETERICH has been Secretary, Vice-President and a Director of the Company since September 1993. Mr. Dieterich is a practicing attorney who holds advanced degrees in Civil Engineering and Law/Economics. He has extensive experience in the fields of construction, development, aviation, oil and gas production, and environmental remediation. Mr. Dieterich is recognized professionally for his management and technical expertise in working with complex issues involving multi-country negotiations. In 1993, occassioned by a lease dispute, his professional law corporation filed for protection under chapter
11. For the last five years he has been self-employed in a three person law firm which has represented commercial and residential developers and companies in the aviation and environmental reclamation industries. The firm provides securities related services for public and private companies, general business litigation services and specializes in securities litigation.

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

TOM HANSEN assumed the position of Chief Operating Officer during the first quarter of 1997, and was appointed to the board of directors at that time. Mr. Hansen, Chief Administrative officer and Secretary, received his education in Business Administration and Political Science from Santa Monica City College and the University of California at Los Angeles, graduating in 1956. During the course of his 40 year business career, he has been a Quality Control Inspector with North American Aviation; Director of Development for Sherman Oaks Savings & Loan; Special Assistant to the President of Pacific Air Transport; President of Cerritos Travel; and President and CEO of Flash-R- Lite Corporation, a traffic control company. He served four years as Chief of Staff for Donald D. Lorenzen, where his responsibilities included oversight of airport and harbor departments, land-use planning, legislative and regulatory review and analysis, and liaison with government officials and agencies. He has been the Executive Director for the Republican Party in Los Angeles County and is currently Chairman of a Republican senatorial district committee.


ITEM 10:  EXECUTIVE COMPENSATION

       The following tabulation sets forth the compensation of the Chief Executive Officer of the Registrant. There were no other highly compensated executive officers and no other forms of compensation, current, long-term or deferred.


          Name           Year Position                  Salary

Robert M. Terry                     President from August 1993
     5374 Village        1994                              $    0
     Road, Long Beach    1995                              $    0
     California          1996                              $    0

No other employees or officers or directors received in excess of $10,000 during either of the years 1995 or 1996. Mr. Hansen will receive a salary of $36,000 annually, commencing the first quarter of 1997.

Currently, there are tentative employment agreements in place with Mr. Terry, and with Christopher H. Dieterich, functioning as the company's general counsel, secretary and a director. Arik Makleff, is serving as the chief financial consultant to the company.

As of December 31, 1996, 600,000 options were held by Dieterich, Makleff and Savage, each having the rights to acquire shares at an exercise price of $1.00 per share with an exercise period of 4 years in the case of Savage (100,000 shares) and 5 years for Dieterich and Makelff on 250,000 shares each.

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth the beneficial ownership of Common Stock of the Registrant as of December 31, 1996, by (i) each of the Registrant's officers and directors, (ii) each person who is known by the Registrant to own beneficially more than 5% of the outstanding shares of Common Stock, and (iii) all of the Registrant's officers and directors as a group:

                                   Amount and
                                   Nature of             Percent
     Name and address of           Beneficial              of
     beneficial owner (l)          Ownership             Class

     ---------------------         -----------           -------
     Aero International, Inc.       3,030,000            60.4%
     Lema Investments, Ltd.         1,000,000            19.6%
     American Agri-Business           220,000             4.4%

     Officers and directors
      as a group1                   3,250,000            64.8%

          1Beneficial ownership results in each case from the possession of sole voting and investment power with respect to the shares. Robert M. Terry, President, trustee of the controlling shareholder of Aero International, and Michael Savage (as president of American Agri-Business) are the only directors having a Common Stock directive or ownership interest in the Registrant. Of the shares attributed to Mr. Terry's control, 3,030,000 shares are owned by Aero International, Inc. a company controlled by the Terry family trust, of which Mr. Terry is a trustee. Mr. Savage also has options to acquire 100,000 shares of the company's common stock at $1.00 per share, exercisable over a 4-year period. Mr. Dieterich, a director, has options to acquire 250,000 shares at $1.00 per share, exercisable over a 5 year period. No one has as yet exercised any options.

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

3.  Exhibits

Number  Description                               Page

 3.1      Amendment to the Articles of Incorporation, dated
          September 1, 1993, changing name of company to Intercontinental Technologies Group, Inc. <Fn1>

 3.2      Amendment to the Articles of Incorporation, dated
          September 1, 1993 effecting a reverse split of 100 old shares for 1 new share.<Fn1>

10.3      Asset Purchase agreement with Petro Resources, dated
          October 1, 1994<Fn1>

10.4      Promissory Note in the amount of $650,000 from the Gita
          Ashram Temple, dated March 8, 1994<Fn1>

10.5      Equity Purchase and Investment Agreement with East
          European Imports, dated November 10, 1994<Fn1>

10.6 Exchange of Equity Agreement, dated September 1, 1994, with ISC and LEMA Investments, Ltd.<Fn1>

10.6      Settlement Agreement with EFTS, Inc., dated February
          23, 1996.<Fn1>

10.7      Memorandum of Understanding with Skysite, dated
          February 18, 1996, effective March 15, 1996<Fn2>

10.8      Memorandum of Understanding with Sierra Leone Forest
          Industries,dated November 22, 1996.<Fn3>

10.9      Global Technologies, Inc., contract, dated April 12,
          1996, amended July 14, 1996                          34

10.10     Memorandum of Understanding with VisCorp for sale
          of interest in Skysite,dated May 2, 1997             42

21.1      Subsidiaries of Registrant                           45

     Footnotes: Fn(1):  Filed as an Exhibit to the 1995 10-KSB
                Fn(2):  Filed as an Exhibit to the March 31,
                         1996 10-QSB
                Fn(3):  Filed as an Exhibit to the September
                         30, 1996 10-QSB



          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intercontinental Technologies Group, Inc.

                                             By  /s/ Robert Terry
Date: 26 Sep 97                                   Robert M. Terry
                                                     President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date  26 Sep 97                    By   /s/ Robert Terry
                                         Robert M. Terry,
                                        President and Director

Date  26 Sep 97                    By  /s/ Christopher Dieterich
                                       Christopher Dieterich
                                          Secretary and Director

Date 26 Sep 97                     By /s/ Michael Savage
                                          Michael Savage
                                       Vice President, Director

Date: 26 Sep 97                         By /s/ Tom Hansen
                                            Tom Hansen
                                        Vice President, Director

     Exhibit 10.9  Global Technologies contracts

     EQUITY SUBSCRIPTION AGREEMENT

     The parties to this agreement are Intercontinental
Technologies Group, Inc. ("ITG"), a Nevada corporation, and
Global Technologies, Inc. ("GTI"), a Nevada corporation.

     Whereas, ITG desires to invest in GTI's opportunities generally associated with the country of Romania, and specifically to include activities involving the sale of transportation equipment, agricultural equipment, the development of an agribusiness industry within and for Romania, commodities trading bureaus, exchanges and like financial institutions.
Prior GTI and ITG activities, including housing project, oil and gas, power generation, roads and bridges, and rail infrastructure
(GTI), and aviation, port, automobile and free-zone developments
(ITG), are presently not included within the corporate opportunities of GTI for purposes of this agreement.

     Whereas, GTI desires to raise capital for exploitation of its Romanian opportunities;

     Therefore, in consideration of the mutual promises contained within this agreement, the parties agree as follows:

1.0  Stock Purchase by ITG

     1.1 ITG agrees to acquire 15% of the equity of a company to be formed, to be identified as Global Technologies, Limited Liability Company (GTI, LLC), which will have within it all of the rights of GTI as currently constituted and as developed in the future (assume GTI is its subsidiary) in exchange for $60,000, to be paid in 3 separate segments:

          i)   $20,000 upon execution of this agreement
          ii)  $20,000 30 days later
          iii) $20,000 60 days later

     This $60,000 will be considered to be $30,000 for equity purchase and $30,000 as a short- term loan, with terms set forth below.

     Repayment of the $30,000 of this investment that is constituted as a loan will occur during the course of operations of GTI such that the first monies received for any purposes constituting income after June 30, 1996 to the company will be divided 50% to debt repayment and 50% to profits distribution, with the 50% allocated to debt repayment utilized to repay the $30,000 to ITG. Further distributions from the other 50% will be attributed to profits, such that ITG would receive 15% of the 50% that is being so allocated until GTI debt to ITG is fully discharged. Thereafter, distribution of profits and payment of any shareholder dividends, after deduction of company expenses and corporate taxes, shall be according to normal commercial practices and in amounts to be determined as appropriate by the board of directors of GTI.

     1.2 ITG will have an option, good for six months from the date of execution of this Agreement, to acquire an additional 10% of the equity of GTI, LLC in exchange for cancellation of its note for $30,000, or return to the company of any sums received in payment of this note, plus the issuance, to Peter Brocklesby or his assigns, of an amount of ITG common stock sufficient to provide for $90,000 of value, calculated upon the "bid" price of ITG common on the date of the exercise of the option, not to exceed $3.00 per share. ITG will provide for the registration of this stock for free-tradeability within 45 days of its issuance.

     1.3 In addition to the opportunities set forth in 1.2, in the event GTI concludes business within six (6) months of the date of execution of this Agreement sufficient to generate gross profits in excess of $2,000,000, then ITG shall issue to Peter Brocklesby or his assigns a further amount of ITG common stock sufficient to provide for $90,000 of stock value.

2.0  Company Operations

     2.1 GTI will establish an office at ITG's current headquarters within 2950 31st Street, Suite 240, Santa Monica, in office space to be provided to GTI pursuant to this agreement and any subsequent sub-lease agreements entered into between the companies. The initial space will be two offices and an associated secretarial bay and GTI will be assessed rent at the rate of $2,000 per month. Included within this rental will be reception services, access to conference rooms, copiers, facsimile machines, scanners, computers and similar office equipment, with supplemental charges for third-party costs (i.e., phone and fax machine, copy charges, etc.), and the provision of telephone equipment for access to outside lines. GTI will be responsible for its own telephone lines and charges.

     2.2 During the first 3 months following execution of this agreement, ITG will advance the necessary rental charges, phone access charges and similar costs, to be accrued and recaptured subsequently from profits of GTI (out of the 50% of gross income attributable to debt and expense reduction). After the initial 3-month period, GTI will pay these expenses directly to the various providers of the services.

     2.3 Personnel of ITG will be provided during the initial period for purposes of aiding the operations of GTI. Initially, this will be Toni Gales, who will accrue, but not draw, an independent contractor fee of $1,000 per month from GTI (to be recovered in a fashion similar to the costs advanced under 2.2 above). GTI may replace her at any time with personnel of its choosing. ITG will also engage the services of additional persons, in agreement with GTI, as necessary, and will advance their costs or salaries during the 3-month period, also for accrual and recapture out of later profits. Executive work force and compensation will be discussed on a singular basis, but ITG agrees to support GTI's legal and liaison requirements utilizing its own management (i.e., Makleff, Terry, Dieterich and Savage) until such time as personal agreements are concluded.

     2.4 All parties agree to separately account for company expenses incurred by them, and, with approval of GTI management, be reimbursed for these expenses. All operations of GTI will be undertaken as in normal corporate management such that ITG will have either a 15% or 25% vote (depending upon option exercise) in the affairs and operations of GTI. To the extent directors are elected, ITG will have the right to appoint 1 of the initial directors, and a proportionate vote for any additional or subsequent directors. ITG acknowledges that Mahoney is and will remain the President of GTI, and that Brocklesby is and will remain the Chief Executive Officer of GTI, and that each will have full authority of his office to manage GTI and to conduct business on behalf of the company.

3.0  Future Corporate Opportunities

     All parties recognize that numerous opportunities will arise in the operations of the business, and that, for purposes of this initial investment, the business of GTI is the development and exploitation of opportunities arising from Romania with respect to all phases of arrangements with Romania and outside investors, operators and development companies. Any business venture that is related to this area, whether discovered by GTI or ITG, should be brought to the board of GTI for its acceptance or rejection and is therefore an asset of GTI until rejected by the board.
The preamble to this agreement is incorporated for purposes of defining the included and excluded business arenas for purposes of application of this section 3.0.

4.0  Miscellaneous

     4.1 Subsequent Events. GTI and ITG each agree to notify the other party if, subsequent to the date of this Agreement, either party incurs obligations which could compromise their efforts and obligations under this Agreement.

     (B) Amendment. This Agreement may be amended or modified at any time and in any manner only by an instrument in writing jointly executed by the parties hereto.

     (C) Further Actions and Assurances. At any time and from time to time, each party agrees to take actions and to execute and deliver documents as may be reasonably necessary to effectuate the purposes of this Agreement.

     (D) Waiver. Any failure of any party to this Agreement to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed. The failure of any party to this Agreement to enforce at any time any of the provisions of this Agreement shall in no way be construed to be a waiver of any such provision or a waiver of the right of such party thereafter to enforce each and every such provision. No waiver of any breach of or non-compliance with this Agreement shall be held to be a waiver of any other or subsequent breach or non-compliance.

     (E) Assignment. Rights under this Agreement may not be assignable by GTI and/or ITG without the prior written consent of the other party.

     (F) Notices. Any notice or other communication required or permitted by this Agreement must be in writing and shall be deemed to be properly given when delivered in person to an officer of the other party, when deposited in the Untied States mails for transmittal by certified or registered mail, postage prepaid, or when deposited with a public telegraph company for transmittal, or when sent by facsimile transmission, charges prepaid, provided the communication is addressed:

          (1)  In the case of INTERCONTINENTAL TECHNOLOGIES
GROUP, INC.

                    2950 31st Street, Suite 240
                    Santa Monica, California 90405
                    FAX  (310) 452-0076

          (2)  In the case of GTI:

                    2950 31st Street, Suite 240,
                    Santa Monica, California 90405
                    FAX (310) 452-0076

          or to such other person or address designated by ITG or GTI to receive notice.

     (G) Headings. The section and subsection headings in this agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

     (H) Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     (I) Governing Law. This Agreement was negotiated and is being contracted for in the State of California, but shall be governed by the laws of the State of Nevada, notwithstanding any conflict-of-law provision to the contrary.

     (J) Binding Effect. This Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

     (K) Entire Agreement. This Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter of this Agreement. No oral understandings, statements, promises, or inducements contrary to the terms of this Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been made by any party.

     (L) Severability. If any part of this Agreement is deemed to be unenforceable the balance of the Agreement shall remain in full force and effect.

     (N) Time is of the Essence. Time is of the essence of this Agreement and of each and every provision hereof.

IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.

INTERCONTINENTAL TECHNOLOGIES
GROUP, INC.


By:  /s/ Robert M. Terry
     Robert M. Terry,
     President


GLOBAL TECHNOLOGIES, INC.


By:  /s/ Peter Brocklesby
     Peter Brocklesby,
     Chief Executive Officer

     /s/ Sean Mahoney
     Sean Mahoney
     President

     SUPPLEMENTAL INVESTMENT AGREEMENT

     The parties to this agreement are Intercontinental Technologies Group, Inc. ("ITG") and Global Technologies, Inc. ("GTI"). This agreement is an amendment to the original investment agreement dated April 12, 1996, and modifies that agreement only as to the terms specifically set forth in this supplement.

     1.0  Additional Investment of ITG

     ITG agrees to invest an additional $90,000 in GTI in the form of cash ($60,000) and ITG common stock ($30,000), with the stock value being determined during the first full week of active trading of ITG stock in the public market, and sufficient shares being issued at the average of the bid/asked price so that $30,000 is received by GTI. If the stock trades for a price equal to or in excess of $3.00 per share, then GTI will receive 10,000 shares.

     2.0  Additional Equity Acquired by ITG

     In exchange for the consideration set forth in 1.0 above, ITG will receive sufficient shares of GTI stock so that it owns
48% of the issued and outstanding shares.

     3.0  Conditional Buyback of Portion of ITG Equity

     GTI will have rights to re-acquire portions of the equity to be held by ITG according to the following condition:

     For a period of 120 days following the receipt of the $60,000 under this supplemental agreement, GTI may pay to ITG the sum of $90,000 and recover 5% of the GTI equity.

     4.0  Miscellaneous Provisions

          4.1 At least $10,000 of the invested funds will be directed to payment of the existing bill at the Romanian law firm of Herzfeld & Rubin to relieve pressures on pending deals in Romania.

          4.2 At least $2,500 of the funds will be directed towards Arik Makleff to repay personal loans made by him to Peter
Brocklesby.

          4.3 The final embodiment of the company, either LLC or normal corporation, will be formed promptly in the State of Nevada and shares issued before July 18, 1996.

Any other provisions of the original agreement will remain in force and only those areas specifically modified by this supplemental agreement are being changed.


Dated:  July 14, 1996

INTERCONTINENTAL TECHNOLOGIES
GROUP, INC.


By:  /s/ Christopher H. Dieterich
     Christopher H. Dieterich
     Secretary

GLOBAL TECHNOLOGIES, INC.


By:  /s/ Sean Mahoney
     Sean Mahoney, President

Exhibit 10.10  Skysite Stock Sale Memorandum

     DEAL MEMORANDUM INCIDENT TO MERGER

     Set forth below are the deal points governing the acquisition of an interest in and eventual merger of Skysite
Communications Corporation, a Delaware corporation ("Skysite") into VisCorp.

     1. VisCorp will provide Skysite with $75,000 to meet immediate working capital projected to cover operations through May 15, 1997. Skysite will issue a one-year note payable to VisCorp at 10.5% annual interest. This note will be convertible solely at VisCorp's option into 7.5% of the shares of Skysite.

     2. VisCorp will issue 500,000 new shares of VisCorp common, subject to normal restrictions, which are to be sold by ITG representatives to raise additional operating capital for Skysite operations. First call on any capital raised through the sale of these shares will be to fund any debts then due American Mobile Satellite Corporation ("AMSC"), unless at that point in time ITG is no longer the surety for the airtime contract (i.e., all L/C's or collateral on deposit belong to ITG have been returned and the obligation cancelled). These shares will also represent a one-year note payable to VisCorp at 10.5% annual interest. This note will be convertible solely at VisCorp's option into an additional 30% interest in Skysite.

     3. VisCorp will lend Skysite an additional $125,000 to meet ongoing operational expenses within the sixty day period ending June 20, 1997. Skysite will issue a one-year note payable to VisCorp at 10.5% annual interest. This note will be convertible solely at VisCorp's option into an additional 17.5% interest in Skysite.

     4. VisCorp will issue ITG and related parties (everyone except Tom Soumas) 500,000 new shares of VisCorp common upon closing, which will include tender of all equity interests that these ITG and related shareholders are claiming in Skysite. This number is based upon $370,000 in equity investments and $30,000 in direct loans by Savage to Skysite. Any loans of Savage in excess of the $30,000, verified by audit, will be paid directly out of operating capital or out of the private placement, whichever occurs first. An additional 240,000 shares of VisCorp common will be issued to Tom Soumas or his designee on or before December 31, 1997 to complete the acquisition of Skysite, making it a wholly-owned subsidiary of VisCorp. The stock issued to the ITG-related shareholders will have an 18-month restriction against resale unless ITG completes the private placement described below, in which case the restriction will be dropped to the normal 12-month Rule 144 private placement guidelines to be in effect April 29, 1997.

     Private Placement: VisCorp will issue the 500,000 shares described in item #2 above for resale or pledge, under terms and conditions to be agreed upon before actual consummation of a private placement of these shares, with ITG being responsible for conducting and effecting the placement. The penalty for lack of success by ITG under this private placement is the additional 6-month holding period on the stock being issued to it and its related parties. This restriction will not apply to stock issued to Soumas.

The following terms and conditions are placed upon the completion of certain aspects of this transaction:

     (a) Prior to Item #3 above occurring, Skysite will have consummated any one of the following deals in progress: CBS Newspath, Royal Bahamian Police Force, NBC Newschannel, ABC Absat Operations, FAA/CSC Project (classified), Chevron Shipping, or any deal of a similar dollar stature for equipment and service sales.

     (b) If Term (a) above is not met and Item #3 needs to take place due to expiration of the 60-day period, Skysite will make an immediate 30% reduction in overhead.

     (c) Tom Soumas, Jr., the present President, will resign as president and become Vice- President, Marketing, and VisCorp will appoint one of its employees or designees to become President/CEO, to be paid by VisCorp for purposes of allocation of overhead under (b) above. Michael Savage will resign as CEO. Soumas' position and job status will be evaluated and future status determined during the 60-day period mentioned in Item #3 above. During that same period, no hiring or firing of Skysite personnel may take place without the unanimous consent of the Skysite board of directors.

     (d) Any private placement proceeds will be split 75% to Skysite and 25% to VisCorp, with Skysite signing a 10.5% one-year note for that portion of the proceeds it receives.

     (e) The Skysite board of Directors will initially consist of three members, Mr. Larry Siegel, one member appointed by ITG and Tom Soumas. The ITG director will remain in place until such time as ITG is removed from any exposure to AMSC under the collateralization agreements, at which point, the ITG director will resign and VisCorp will appoint his replacement. Delaware law will govern all operations of the company following its merger into VisCorp.

These terms are agreed this 24th day of April, 1997:

INTERCONTINENTAL TECHNOLOGIES GROUP, INC.
a Nevada corporation

By:  /s/ Christopher H. Dieterich
     Christopher H. Dieterich, Secretary




     /s/ Michael Savage
     Michael Savage, Vice-President

VISCORP, a Nevada corporation

By:  /s/ Larry Siegel
     Lawrence Siegel, President

SKYSITE COMMUNICATIONS CORPORATION
a Delaware Corporation

By:  /s/ Tom Soumas
     Tom D. Soumas, Jr., President

     /s/ Michael Savage
     Michael Savage, CEO

ITG-Related Shareholders:

/s/ Michael Savage
MICHAEL SAVAGE on behalf of
Cochran Ranch and Tennis Club

/s/ Ruben Kitay
RUBEN KITAY on behalf of
Sinai Administrative Trust

Individuals:

/s/ Tom Soumas
TOM D. SOUMAS, JR.

/s/ Michael Savage
MICHAEL SAVAGE

Exhibit 21.1   SUBSIDIARIES OF REGISTRANT

     ITG Energy, Inc. (100%)
     Aero Industries, Inc. (100%)
     Global Technologies, Inc. (48%)
     Skysite Communications Corporation (42%)