Form 10QSB
period 1997-03-31
INTERCONTINENTAL TECHNOLOGIES GROUP INC NV
filed 1997-11-06
CIK 753282

U.S. SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

     FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

     OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-14279

     INTERCONTINENTAL TECHNOLOGIES GROUP, INC., NV
_________________________________________________________________
(Exact name of small business issuer as specified in its charter)

       Nevada                             88-0199585
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

  310 South Carson Street, Carson City, Nevada    89701
(Address of principal executive offices)       (Zip Code)

      (702) 882-6629
(Issuer's telephone number, including area code)

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

The aggregate number of shares outstanding of the Issuer's Common
Stock, its sole class of common equity, was 5,191,593 as of March
31, 1997.

     This report consists of 16 pages.
Part I.   Item 1.  FINANCIAL STATEMENTS

          (attached at end of Part 1)

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION

Current Operations

     ITG Energy, Inc. Energy continued its oil production business during the first quarter, selling approximately $15,000 of crude oil. No material changes occurred in its operations, however, deferred well maintenance resulted in lower outputs for the end of the quarter.

     International Semiconductor Investment

     ITG currently owns 1,355,000 shares of the common stock of International Semiconductor Corp., which is in the business of producing gallium arsenide diodes for use in the high-tech electronics industry, and is based in Migdal Haemek, Israel. ISC is a Nevada corporation, publicly held, and currently trading on the over-the-counter market. At the time of the filing of this report, ISC has been trading in the range of $0.10 to $0.05 per share.

     Skysite Investment

     During the first quarter, 1997, ITG entered into a series of negotiations with both Skysite and outside investors to alleviate
the continuing growth capital requirements of Skysite.   This
resulted in the investment, by third parties, directly into Skysite during the first quarter, and then, during the Second Quarter, an outright sale of ITG's interest in Skysite's shares to VisCorp, a publicly traded corporation based in Chicago, Illinois. VisCorp will continue the business as developed. ITG will receive 341,800 shares of VisCorp common stock and an option to acquire an additional 300,000 for an exercise price of $0.40 per share for a period of four years following closing. ITG was relieved of its obligation to provide collateral guarantees of airtime usage to Skysite's contracted supplier, American Mobile
Satellite Corporation.   This transaction was not completed until
the 23rd of June, 1997 and will be detailed in the quarterly report for the Second Quarter.

     Global Technologies, Inc.

     GTI shifted its focus from Romanian investment to sales and marketing of improved oil filtration systems for combustion engines, primarily heavy trucks and busses. Negotiations began for exclusive representation in the US and certain European and Southeast Asian territories, which concluded during the second quarter and will be reported in the second quarter's report.

     Aero Industries, Inc.

     During the first quarter, Aero Industries sold its interest in the Fort Lauderdale Executive Airport leasehold to an unrelated third party. The transaction resulted in a sales price of $1,100,000, which was reduced by brokerage commissions and necessary leasehold repairs and environmental clean-up, to $1,026,450. This asset had been held on the company's books at zero. A lender of funds to Aero has claims originating from a series of convertible notes provided by Aero and related contract issues surrounding the lease as collateral, and has threatened litigation to recover amounts it claims are owed. The company believes that the maximum amount of its exposure is the sum of the amounts loaned, plus legal and accounting expenses, less all payments and rental receipts received by the lender, which would be approximately $310,000. However, the lender has charged interest at rates which are usurious in Florida, and if corrected to acceptable rates would lower the amount allegedly owed to less than $200,000. If penalties under Florida law are imposed for the collection of usurious interest, which will be requested by Aero if litigation results, and there would then be no debt remaining, and the former lender would actually owe Aero reimbursement of portions of the funds previously received.

     Based upon the estimated maximum exposure, the Company has booked income of $696,500 on the entirety of the transaction, and posted the maximum potential amount reserved ($310,000) for settlement of the claim as part of "accrued expenses" on the Consolidated Balance sheet. Resolution of the lender s claims at less than this amount would result in additional income from the transaction to Aero Industries.

Business Development

     During the first quarter, the Company was asked, by property developers in the Reno-Lake Tahoe region, to aid in redevelopment of the Truckee river corridor, with emphasis on the area within the city limits of Reno, Nevada. The Company formed a subsidiry, Reno River Development Corporation, and has initiated a study aimed at creation of a total development plan.

Capital Resources and Liquidity of ITG

     Operating Loans   During the first quarter, ITG repaid an
additional $12,834 on its loans secured by the Gita Temple Ashram Mortgage, with the balance at March 31, 1997 reduced to $165,734 on the "first" and remaining at $40,000 on the "second". ITG had sufficient cash resources resulting from the sale by its subsidiary, Aero and repayment of sums advanced to Aero, to satisfy all immediate creditors and commitments coming current during the first quarter. Portions of the loan came due during the first quarter and were extended by the respective note holders for an additional year.

Employee Stock Transactions None. The officers that have served the company for the previous 3 years remain unpaid, and will defer any compensation until such time as the company is in satisfactory financial condition. Tom Hanson, the new Chief Operating Officer, began his employment during the first quarter, and receives $3,000 per month for his services.

Manufacturing The company has no manufacturing operations, and has had none since the sale of the Continental Connector subsidiary's operations during the summer of 1993.

Selling and Marketing The Company currently has no marketing plans, pending analysis of the Reno project and the result of sales of its Skysite and Aero subsidiaries.


Part 1.  Item 1.  (continued)  FINANCIAL STATEMENTS:

     The unaudited financial statements for the First Quarter follow:

     Consolidated Balance Sheet                        Page 5

     Statements of Cash Flows                          Page 6

     Statements of Opertions                           Page 7

     Notes to Financial Statements                     Page 8

     Intercontinental Technologies Group, Inc.
     Consolidated Balance Sheet
     March 31, 1997

     ASSETS

Current assets:
  Cash                                            $    226,064
  Accounts receivable, other                           576,450
  Accounts receivable, related parties                  18,500
  Notes receivable - current portion                    30,477
                                                    ----------
     Total current assets                              851,491

Property and equipment, at cost, less
  accumulated depreciation of $132,604                 179,168

Notes receivable - non-current                         590,499
Investments                                            263,750
Deposits                                                51,000
                                                    ----------
                                                     1,935,908
                                                    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                         12,500
  Current portion of long term debt                    208,234
  Accounts payable                                      36,339
  Accrued expenses                                     325,764
  Amount due officer                                    15,264
                                                     ---------
          Total current liabilities                    598,101

Advances from affiliates                               229,967
Long-term debt                                          54,750

Stockholders' equity:
  Common stock $.001 par value,
  750,000,000 shares authorized,
  5,191,593 shares issued and
  outstanding                                            5,192
Additional paid-in capital                           4,041,680
Accumulated deficit                                 (2,993,782)
                                                     ---------
                                                     1,053,090
                                                     ---------
                                                     1,935,908
                                                     =========

     See accompanying notes to financial statements.

     Intercontinental Technologies Group, Inc.
     Statements of Cash Flows
     For the Three Months Ended March 31, 1997

                                    March 31,      March 31,
                                       1997          1996
                                   ------------   ------------

Net cash provided by (used in)
  operating activities             $ (196,871)    $  ( 43,300)

Cash flows from investing activities
  Acquisition of property/equip.     (  5,431)
  Sale of leasehold interest          450,000
  Repayment of notes receivable         7,739         110,756
                                   ------------   ------------
Net cash (used in) investing
   Activities                         451,948         110,756
                                   ------------   ------------

Cash flows from financing activities:
  Repayment of stockholder advances     5,264         (70,922)
  Advances from affiliates                -            86,700
  Repayment of affiliate advances     (22,590)
  Proceeds from notes payable             -            12,500
  Repayment of notes payable          (12,834)        (10,734)
                                   ------------   ------------
Net cash provided by (used in)
   financing activities               (30,160)         17,544
                                   ------------   ------------
Increase (decrease) in cash           224,917          85,000
Cash and cash equivalents,
  beginning of period                   1,147           9,269
                                   ------------   ------------
Cash and cash equivalents,
  end of period                    $  226,064     $    94,629
                                   ============   ============











     See accompanying notes to financial statements.

     Intercontinental Technologies Group, Inc.
     Statements of Operations
     Three months Ended March 31, 1997

                                        March 31,     March 31
                                          1997          1996
                                   ------------   ------------

Sales                              $    12,495    $    39,140
Cost of Operations                       8,018          8,614
                                   ------------   ------------
Gross profit (loss)                      4,477         30,526
Other costs and expenses:
 General and administrative            196,399         99,780
                                   ------------   ------------
Income (loss) from operations         (191,922)       (69,254)
                                   ------------   ------------
Other income and (expense):
  Gain on sale of leasehold interest   696,450            -
  Equity in subsidiary losses              -          (   750)
  Interest income                       13,898         10,841
  Interest expense                     ( 9,761)       (12,639)
                                   ------------   ------------
                                       700,587        ( 2,548)

Income (loss) before income taxes      508,664        (71,802)
Provision for income taxes                   0              0
                                   ------------   ------------
  Net income (loss)                    508,665        (71,802)
                                   ============   =============
Earnings (loss) per share:
  Net income (loss)                $     0.10     $    (0.01)
                                   ============   ============

Weighted average shares outstanding  5,191,593      5,051,593
                                   ============   ============
     See accompanying notes to unaudited
     consolidated financial statements
PAGE

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-KSB filed for the year ended December 31, 1996.

Income (loss) per share was computed using the weighted average number of common shares outstanding.

Federal and state income taxes amounting to approximately $203,000 applicable to net income for the three months ended March 31, 1997 have been reduced to zero due to the availability of net operating loss carryforwards. The Company has unused loss carryforwards of approximately $3,430,000 at March 31, 1997. The federal tax benefit of the accumulated losses of approximately $1,166,000 has been fully reserved as their ultimate realization has not been assured.

During January 1997, the Company sold its interest in the Aero lease to an independent third party for a gross sales price of $1,100,000. After expenses of the sale, the Company received net proceeds of $1,026,450 during the period from February to May of 1997. The Company received $450,000 of the proceeds during the quarter ended March 31, 1997.

The lease sale is subject to a claim by the lender for repayment of the loan amount. The Company expects that the actual amount due will be determined by litigation or arbitration and has estimated the possible range of the claim to be from $150,000 to $1,500,000 and has recorded $310,000, the expected maximum settlement amount, as a liability and in determining the gain on the sale. This amount is included in accrued expenses in the accompanying balance sheet. The Company recorded a gain from the sale of $696,450 during the first quarter of 1997.

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

               None

     Item 5.   Other Information

               None

     Item 6.   Exhibits and Reports of Form 8-K

               Exhibit 10.10  Contract with McCauley Corporation,
               purchaser of Aero leasehold, dated February 1, 1997.

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     INTERCONTINENTAL TECHNOLOGIES GROUP, INC.
                                    (Registrant)

Dated:  November 1, 1997
                              By:          /s/  Robert M. Terry
                                   Robert M. Terry, President

                              By:          /s/  Robert M. Terry
                                   Robert M. Terry, Treasurer

Exhibit 10.10  PURCHASE OF MASTER LEASE

     This agreement is made this ___ day of September, 1996 by and between AERO INDUSTRIES, INC., a Florida corporation ("AERO") and McCAULEY INVESTMENTS, INC. ("McCAULEY").

     WITNESSETH

     WHEREAS, Aero is the Lessee under certain long-term lease of property at the Fort Lauderdale Executive Airport (the "Lease"), more fully described in the Lease attached hereto and incorporated herein as Exhibit "A"; and

     WHEREAS, McCauley desires to purchase the Lease from Aero in accordance with the terms and conditions hereinafter set forth;
and

     WHEREAS, Aero is willing to sell and assign the Lease to McCauley in accordance with the terms and conditions hereinafter set forth.

     Now, therefore, in consideration of the mutual covenants herein contained and other good and valuable consideration, the receipt of which is hereby acknowledged, it is agreed as follows:

     1. RECITALS: The above recitals are true and correct in all material respects.

     2. PURCHASE AND ASSIGNMENT OF LEASE: Aero agrees to and shall sell and assign to McCauley the Lease and McCauley agrees to purchase and accept the assignment of the Lease in accordance with the terms and provisions as set forth hereinbelow.

     3.   PURCHASE PRICE AND PAYMENT:

          (A) Aero agrees to sell and assign the Lease to McCauley and McCauley agrees to pay to Aero for the purchase and assignment of the Lease, the sum of One Million One Hundred
Thousand ($1,100,000.00) Dollars (the  Purchase Price ).

          (B) McCauley shall pay to Aero the Purchase Price as follows:

          1.  A deposit of Ten Thousand ($10,000.00) Dollars (the
Initial Deposit ) upon execution of this Agreement. The initial deposit shall be deposited in the Trust Account of Stein, Rosenberg & Winikoff, P.A.

          2. At closing, McCauley shall pay to Aero the sum of One Hundred Thousand ($100,000.00) Dollars, which sum shall include the Initial Deposit.

          3. The balance of the Purchase Price shall be evidenced by a Promissory Note in the amount of One Million ($1,000,000.00) Dollars, which shall bear interest at the rate of Eight (8%) percent, per annum, and balloon at the expiration of Ten (10) years. The monthly payment shall be Eight Thousand Three Hundred Nine 00/100 ($8,309.00) Dollars. The Promissory Note shall be collateralized by the Lease itself, which Lease shall be reassigned to Aero. The Promissory Note shall not contain a prepayment penalty. A copy of the Promissory Note is attached hereto as Exhibit B.

          4. The parties agree that McCauley shall have the right to undertake improvements to the Leased property and that Aero agrees to subordinate its Promissory Note and collateral to construction financing to the extent required by a construction lender, subject to a partial payment against the principal of the Note of 125% of the prorated value of the parcel upon which construction is undertaken. Proration shall be based upon square footage being improved versus total square footage of the Lease.

     4. REPRESENTATIONS OF AERO: Aero represents, warrants and covenants to McCauley the following in connection with the sale and assignment of the Lease which representations, warrants and covenants shall survive the closing hereof:

          (A) Aero is a corporation validly organized and existing under the law of the State of Florida and in good standing under the laws of said state, with full power and authority to execute this Agreement and carry out its terms.

          (B) Aero has full ownership of the Lease free and clear of all liens and encumbrances except the lien of George Riley and/or G.R. Aviation which lien is in the approximate amount of $350,000 and it has the right and power to assign same without the approval of any third party, other than receiving the approval of the City of Fort Lauderdale.

          (C) That there exists no default of the Lease and all sums required to be paid have been paid as of the date of this Agreement.

          (D) Aero has not received any notices, nor does it have any knowledge of any environmental problems or the existence of hazardous waste on the Lease property, other than notices from government agencies regarding deficiencies by Gil Aircraft
Painting, which are being assumed by U.S. Aero Paint.

          (E) There exist no other subleases in effect other than the sublease between Aero and U.S. Aero Paint, Inc., and Camelot
Enterprises, which Leases are in full force and effect and in good standing as of the date hereof.

          (F) There are no actions, suits, proceedings or investigations pending or, to the knowledge of Aero, threatened in any Court or before any governmental agency or instrumentality against, by, or affecting Aero or the Lease. Aero is not charged with, nor, to the knowledge of Aero, is it threatened with, or under any investigations, with respect to, any charge concerning any violation of any provisions of any federal, state or local law, ordinance or administrative ruling or regulation, relating to any aspect of the business. Aero is not in default with respect to any order, writ, injunction or decree of any court, agency or instrumentality. Aero has complied with all federal, state and local laws, regulations, ordinances and orders applicable to the conduct of the Leased Premises.

          (G) Aero agrees to pay prior to or at closing all claims and indebtedness for bills, labor, taxes and liabilities of any nature whatsoever which are incurred or owing by reason of Aero s ownership of the Lease, except for those of Riley (G/R Aviation) or Gil/U.S. Aero Paint. Aero agrees to hold McCauley harmless and free from bills, claims, demands, indebtedness, liability and taxes, and any other claims of any nature incurred or arising out of or by reason of the conduct and operation of the Lease by Aero prior to and through the date of closing, save only those of U.S. Aero Paint and any of its predecessors-in-interest. If a claim or liability arises against the Lease transferred herein to McCauley, for which Aero is clearly liable, McCauley, after written notice to Aero of such claim or liability and giving to Aero fifteen (15) days to pay said claim or liability, and the failure of Aero to do so, shall have the right to offset the amount of said claim of liability of whatsoever nature against all sums due and owing to Aero under the terms of the Promissory Note. Notwithstanding the above, if Aero is validly contesting such claim or liability, then McCauley s right to offset shall be postponed until such time as Aero has either abandoned its contest of such claim, or exhausted all of its available avenues of protest and the claim has not bee satisfied in full.

     5. REPRESENTATION OF MCCAULEY: McCauley represents, warrants and covenants to Aero in connection with its purchase and assignment of the Lease the following, which shall survive the closing hereof:

          (A) It is a corporation duly organized and validly existing under the laws of the State of Florida.

          (B) It has the full power and authority to execute the Agreement and comply with the terms thereof.

     6. RESTRICTION ON THE LEASE: Aero is transferring and assigning the Lease to McCauley in an as is , where is condition, subject to current zoning restrictions and prohibitions and other requirements as contained in the Lease. Further, the parties acknowledge that the Lease being assigned is subject to 2 subleases, which McCauley agrees to take the Lease subject to.

     7. SUBLEASE BETWEEN AERO AND MCCAULEY: As a condition this sale and assignment, McCauley agrees to sublease to aero the existing office structure of approximately One Thousand Eight Hundred Square Feet, on a set of approximately .25 acres, as more fully described in Exhibit C attached hereto. The parties agree that the terms of the sublease shall be as set forth in Exhibit D attached hereto, and that this sublease will subsume the existing sublease to Camelot Enterprises, and Aero will be responsible for Camelot as its tenant.

     8.   CONTINGENCIES TO CLOSING: The parties agree that
McCauley s obligations to close this transaction shall be conditioned upon and subject to the following:

          (A) The approval of the City of Fort Lauderdale to the assignment of the Lease to McCauley.

          (B) Obtaining from the City of Fort Lauderdale an estoppel letter as to the terms of the Lease, that the Lease is in good standing and no uncured default exists, and all sums required to be paid under the terms of the Lease have been paid.

          (C) The Agreement between McCauley and Aero as to the terms of the sublease.

          (D) This entire Agreement has been approved by Riley.

          (E) That the Lease and each sublease (except U.S. Aero Paint) shall be in full force and effect and in good standing, that Aero shall have no notice of any default, and that Aero shall not modify or agree to a modification of the Lease or any sublease without the prior written consent of McCauley.

          (F) There have been no material changes in the property or its use between the date hereof and the date of closing.

          9.   CLOSING AND DOCUMENTS FOR CLOSING.

          (A). Closing.

               The Closing of this transaction shall take place on or before ____________________ at the offices of Stein, Rosenberg & Winikoff , P.A., at a time to be mutually agreed upon.

          (B). Documents for Closing.

               1.   Aero shall provide to  McCauley  the
following at closing:

                    a.   Corporate resolution authorizing the
sale and sale and assignment of Lease;
                    b.   Approval of the City of Fort Lauderdale;
                    c.   Assignment of Lease;
                    d.   Bill of Sale;
                    e.   Estoppel letters from City of Fort Lauderdale;
                    f.   Estoppel letter from George Riley and/or G.R. Aviation;
                    g. Sublease to be executed between Aero and McCauley;
                    h.   Assignment of sublease between Aero and
                         U.S. Aero Painting, Inc., formerly Gil Aircraft.

               2.    McCauley  shall provide to Aero the
following at closing:

                    a.   Payment of the sum of One Hundred
Thousand ($100,00.00) Dollars by either Cashiers or Bank Certified Check or Attorney's trust Account Check or any combination above;
                    b.   Executed Promissory Note in the amount
of  One Million ($1,000,000.00) Dollars;
                    c.   Executed re-assignment of Lease as
collateral for The Promissory Note;
                    d.   Corporate Resolution authorizing the
Purchase and Assignment of Lease;
                    e. Such documents as may be required by the City of Fort Lauderdale;
                    f. Executed sublease between McCauley and Aero; and
                    g.   Executed acceptance of the Lease and
                    each sublease.

                (C) Proration.
          The Parties agree to prorate all proratable items through the date of closing including, but not limited to, rent, insurance and taxes.

          10.  POSSESSION OF LEASED PROPERTY.      McCauley
wishes to have full control of the property prior to closing, which Aero is agreeable to subject the following conditions.

               (A) McCauley shall make all payments required to the City of Fort Lauderdale, George Riley and/or G.R. Aviation and to all utilities and other entities. The Payment to George Riley and/or G.R. Aviation shall not exceed the sum of the monthly payment under the terms of the Promissory Note. Each payment made to George Riley and/or G.R. Aviation shall be applied against payments due under the terms of the Promissory Note.

               (B) Make no permanent or structural changes to the premises without the expressed written consent of Aero, which consent shall not be unreasonably withheld.

               (C) Hold seller harmless from any and all claims of third parties that may arise subsequent to date of possession.

               (D)  Maintain in full force and effect all
insurance required by the City of Fort Lauderdale and Aero and abide by the term and conditions of the Lease.

               (E) McCauley shall be entitled to receive all rents due under all subleases then in existence.

               (F) In the event that the City of Fort Lauderdale fails to approve the assignment to McCauley , McCauley shall relinquish control of the Lease to Aero within Thirty (30) days of such notice.

          11.  Further Documents.    SELLER agrees to execute
such other and further documents which the BUYER may reasonably request in furtherance of this Agreement or which may be reasonably necessary to satisfy any obligations to the City of Fort Lauderdale under the lease being assigned in Exhibit A .

          12.  Counterparts.    This Agreement may be executed in
any number of counterparts and each of such counterparts shall be deemed to by an original and shall have the same force and effect as if it alone had been executed by the parties.

          13.  Waiver of Breach.    A waiver by any party hereto
of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach of the same or any other provision of this Agreement.

          14.  Headings.    The headings used in this Agreement
are used for administrative purposes only and do not constitute substantive matters to be considered in construing the terms of the Agreement.

          15.  Litigation.    In the event litigation is required
to enforce any provision under this Agreement, the prevailing party shall be entitled to receive attorney's fees and costs arising from said litigation, including those attorney's fees and costs incurred through any and all appeals, whether or not suit is instituted.

          16.  Binding Effect.    This Agreement shall inure to
the benefit of and be binding upon the parties hereto, their respective successors, legal representatives and assigns.

          17.  Entire Agreement.    This Agreement contains the
entire understanding of the parties and such understanding may not be modified or terminated except in writing signed by the parties.

          18.  Amendment.    This Agreement may be amended or
modified by the parties only by a written instrument executed by the parties, with the same formalities as this Agreement.

          19.  Governing Law.    This Agreement shall be
construed and governed in accordance with the laws of the State of Florida.

          20.  TIME OF THE ESSENCE.    It is agreed between the
parties hereto that the time is of the essence in the performance of this Agreement.

          IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first written above.

                                   SELLER
                                   AERO INDUSTRIES, INC.


                                   By:   /s/ Robert Terry
                                   Robert Terry, President

                                   McCAULEY  INVESTMENTS, INC.


                                   By:  /s/ Gary Rosen
                                   Gary Rosen, President

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1997
[PERIOD-END]                               MAR-31-1997
[CASH]                                          226064
[SECURITIES]                                         0
[RECEIVABLES]                                   594950
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                851491
[PP&E]                                          311712
[DEPRECIATION]                                  132604
[TOTAL-ASSETS]                                 1935908
[CURRENT-LIABILITIES]                            36339
[BONDS]                                         220734
[COMMON]                                          5192
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                   1935908
[SALES]                                         708945
[TOTAL-REVENUES]                                708945
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                                208554
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                 508665
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                             508665
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    508665
[EPS-PRIMARY]                                     .10
[EPS-DILUTED]                                     .10