Form 10QSB
period 1997-06-30
INTERCONTINENTAL TECHNOLOGIES GROUP INC NV
filed 1997-11-10
CIK 753282

U.S. SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

     FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

The aggregate number of shares outstanding of the Issuer's Common
Stock, its sole class of common equity, was 5,191,593 as of June
30, 1997.

     This report consists of 16 pages.
Part I.   Item 1.  FINANCIAL STATEMENTS

          (attached at end of Part 1)

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION

Current Operations

     ITG Energy, Inc. Energy continued its oil production business during the second quarter, selling approximately $16,500 of crude oil. No material changes occurred in its operations, however, deferred well maintenance from earlier quarters was finally completed and resulted in slightly higher throughput during the second quarter.

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

     Skysite Investment

     During the first quarter, 1997, ITG entered into a series of negotiations with both Skysite and outside investors to alleviate
the continuing growth capital requirements of Skysite.   This
resulted in the investment, by third parties, directly into Skysite during the first quarter, and then, during the Second Quarter, an outright sale of ITG's interest in Skysite's shares to VisCorp, a publicly traded corporation based in Chicago, Illinois. VisCorp will continue the business as developed. ITG will receive 341,800 shares of VisCorp common stock and an option to acquire an additional 300,000 for an exercise price of $0.40 per share for a period of four years following closing. ITG was relieved of its obligation to provide collateral guarantees of airtime usage to Skysite's contracted supplier, American Mobile
Satellite Corporation.   This transaction was not completed until
the 23rd of June, 1997 and resulted in a temporary loss, as the $263,750 investment allocated to Skysite was converted into shares and options cumulatively valued at $0.50 per share as of the date of closing, or a loss of $80,850 on the transaction. VisCorp stock, with the acquisition of Skysite, rose to $1.00 per share at the end of the third quarter, 1997, and will be reflected at the higher market value in the quarterly report ending September 30, 1997.

     US Automotive

     The principles of GTI shifted their focus from Romanian investment to sales and marketing of improved oil filtration systems for combustion engines, primarily heavy trucks and busses. Negotiations began for exclusive representation in the US and certain European and Southeast Asian territories. One, US Automotive, a newly-formed Nevada corporation, owned jointly by ITG and the former principles of GTI, entered into an exclusive representation contract with Radale Imports, Inc., and in the U.S. and European markets. US Automotive has complete rights to the technology in Indonesia, the European Economic Community and Korea, and limited rights with respect to automotive, marine and aviation power plants in the United States. US Automotive received its first purchase order (500 filters), from the distributor based in Indonesia, earning a profit of $7,500, in September, 1997.

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

Business Development

     During the first quarter, the Company was asked, by a local architectural firm, which had been engaged by the City of Reno for municipal planning purposes, to aid in the planning for the redevelopment of the Truckee river corridor, within the city limits of Reno, Nevada. The Company formed a subsidiary, Reno River Plaza Development Corporation, and initiated a study aimed at creation of a total development plan. During the second quarter, the development plan was completed and presented to the City of Reno. The city, after reviewing the presentation, requested the development of further information concerning the plan. The final plan was prepared and filed with the City on
September 2, 1997.   ITG's teaming partners in this project:
Birtcher Construction Services, Inc., S.J. Ameroso Construction Co., Inc., and Arciero Brothers Contractors, Inc., with additional financial support provided by CitiCorp, Union Labor Life and Miller & Schroeder, which have committed their time and energies to the Reno River Plaza Redevelopment Corp. at cost, or in some cases at their own expense.

     On Time Data: The company entered into a convertible loan agreement with On Time Data, Inc., a recently formed start-up that promotes computer software and tracking to control and virtually eliminate home-healthcare, provider fraud. The system operates using identification software, keyed to each individual provider of services, and a cross-referencing of the location from which that individual telephones the master record-keeping system. Each service provider contacts the main system upon arrival at their assigned client/patient, and generally again upon departure. The computer then compares all accumulated data to the pre-programmed schedule and confirms that the service provider is at the correct location and with the contracted patient. Cost of the service is effectively 25 cents per phone call to the provider, and On Time Data can provide instantaneous record-keeping and billing services to the providers. All data is available to the clients over the Internet, and each client maintains its own Internet capacity for tracking and monitoring. On Time has been in existence for approximately six months and is adding clients at the rate of 2 to 3 per month. Break even is estimated to occur in February or March of 1998 at the current rate of growth, and sooner if more capital is invested. ITG loaned On Time $50,000 with a credit line potential of an additional $50,000, in exchange for 25% of the common stock of On Time Data, and a return of the capital out of alternate funding or profits.

     Chinese Joint Venture: On May 16, 1997, the company loaned $100,000 to John Reed International, Inc., a Nevada corporation, having contract interests in the Provinces of Shandong and Hunan, China, with the intent of further development of coal mining properties that currently exist in the City of Zaozhuang. JRI has the exclusive contract to locate, identify, and contract with firms providing capital equipment to the Zaozhuang Coal Mining Bureau, a Chinese Governmental entity, owned by the City of Zaozhuang. Capital equipment estimates are in the range of $110,000,000, with 10% of the funding to be provided in cash by the City of Zaozhuang. The remainder is to be guaranteed by the Provincial and Federal Governments. In Hunan Province, JRI has been tasked with providing increased access to cellular telephony technology, and has been granted a license to purchase equipment to establish a cellular phone system, primarily for the railway company communications system operating through central China. ITG can convert its loan into 25% of the equity of JRI, or obtain an additional 25% of JRI common (up to 50% total equity participation) for an additional $150,000 of capital investment. This decision is not required until execution of a contract between the Chinese corporation and the equipment supplier.

Capital Resources and Liquidity of ITG

     Operating Loans   During the second quarter, ITG repaid an
additional $13,420 on its loans secured by the Gita Temple Ashram Mortgage, with the balance at June 30, 1997 reduced to $152,314 on the "first" and remaining at $40,000 on the "second". ITG had sufficient cash resources resulting from the sale by its subsidiary, Aero and repayment of sums advanced to Aero, to satisfy all immediate creditors and commitments coming current during the first quarter. Portions of the loan came due during the first quarter and were extended by the respective note holders for an additional year.

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

Part 1.  Item 1.  (continued)  FINANCIAL STATEMENTS:

     The unaudited financial statements for the Second Quarter follow:

     Consolidated Balance Sheet                        Page 5

     Statements of Cash Flows                          Page 6

     Statements of Opertions                           Page 7

     Notes to Financial Statements                     Page 8

     Intercontinental Technologies Group, Inc.
     Consolidated Balance Sheet
     June 30, 1997

     ASSETS

Current assets:
  Cash                                            $    456,630
  Trading securities                                   192,900
  Accounts receivable, other                            26,450
  Accounts receivable, related parties                  22,500
  Notes receivable - current portion                    30,477
                                                    ----------
     Total current assets                              728,957

Property and equipment, at cost, less
  accumulated depreciation of $138,279                 177,493

Notes receivable - non-current                         628,962
Deposits                                                51,000
                                                    ----------
                                                     1,640,412
                                                    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                         12,500
  Current portion of long term debt                    194,814
  Accounts payable                                      35,425
  Accrued expenses                                     325,763
  Amount due officer                                    31,631
                                                     ---------
          Total current liabilities                    600,133

Advances from affiliates                               242,467
Long-term debt                                          54,750

Stockholders' equity:
  Common stock $.001 par value,
  750,000,000 shares authorized,
  5,191,593 shares issued and
  outstanding                                            5,192
Additional paid-in capital                           4,041,680
Accumulated deficit                                 (3,303,810)
                                                     ---------
                                                       743,062
                                                     ---------
                                                     1,640,412
                                                     =========

     See accompanying notes to financial statements.

       Intercontinental Technologies Group, Inc.
       Statements of Operations
       For the Three months and Six Months Ended June 30, 1996
        and 1995

                                   Six Months     Six Months    Three Mo. Three Mo.
                                       Ended         Ended      Ended      Ended
                                     June 30,      June 30,     June 30,   June 30,
                                       1996          1995        1996      1995
                                   ------------   ------------  ---------  ---------
Sales                              $    13,182    $    43,945    25,677      83,085
Cost of sales                           15,188          7,799    23.206      16,413
                                   ------------   ------------  ---------  ---------
Gross profit (loss)                     (2,006)        36,146     2,471      66,672
Other costs and expenses:
 General and administrative            194,245        196,073   390,644     295,853
                                   ------------   ------------  ---------  ---------
Income (loss) from operations         (196,251)      (159,927)  (388,173)  (229,181)
                                   ------------   ------------  ---------  ---------
Other income and (expense):
  Gain (loss) on sale of leasehold     (37,464)             -    658,986          -
  Gain from sale of investments        (80,850)       499,668    (80,850)   499,668
  Equity in losses of
   unconsolidated subsidiaries               0       (123,562)         0   (124,312)
  Interest income                       13,596         10,360     27,494     21,201
  Interest expense                     ( 9,059)      ( 14,019)  ( 18,820)   (26,658)
                                   ------------   ------------  ---------   --------
                                      (113,777)       372,447    586,810    369,899
                                   ------------   ------------  ---------   --------
Income (loss) before income taxes     (310,028)       212,520    198,637    140,718
Provision for income taxes                   0              0          0          0
                                   ------------   ------------  ---------   --------
  Net income (loss)                   (310,028)       212,520    198,637    140,718
                                   ============   ============
=========   ========
Earnings (loss) per share:
  Net income (loss)                $    (0.06)    $      0.04      0.04        0.03
                                   ============   ============
=========   ========
Weighted average shares outstanding  5,191,593      5,051,593   5,051,593  3,931,593
                                   ============   ============
=========   ========

     Intercontinental Technologies Group, Inc.
     Statements of Operations
     Three months Ended June 30, 1997

                                        June 30,     June 30
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

Federal and state income taxes amounting to approximately $67,500 applicable to net income for the six months ended June 30, 1997 have been reduced to zero due to the availability of net operating loss carryforwards. The Company has unused loss carryforwards of approximately $3,740,000 at June 30, 1997. The federal tax benefit of the accumulated losses of approximately $1,271,000 has been fully reserved as their ultimate realization has not been assured.

During January 1997, the Company sold its interest in the Aero lease to an independent third party for a gross sales price of $1,100,000. After expenses of the sale, the Company received net proceeds of $1,026,450 during the period from February to May of 1997. The Company received $1,000,000 of the proceeds during the six months ended June 30, 1997.

The lease sale is subject to a claim by the lender for repayment of the loan amount. The Company expects that the actual amount due will be determined by litigation or arbitration and has estimated the possible range of the claim to be from $150,000 to $1,500,000 and has recorded $310,000, the expected maximum settlement amount, as a liability and in determining the gain on the sale. This amount is included in accrued expenses in the accompanying balance sheet. The Company recorded a gain from the sale of $658,986 during the six months ended June 30, 1997.

On April 30, 1997 the Company agreed to sell its interest in the Skysite corporate subsidiary to VisCorp for 341,800 shares of its restricted common stock and options to purchase 300,000 additional shares at $.40 per share. The stock received had a market value as of the June 23, 1997 closing date of $.50 per share. The Company recorded a loss from the transaction of $80,850 during the quarter ended June 30, 1997. The Company considers its investment in VisCorp shares to be temporary in nature and, accordingly, has classified the investment as a trading security in the accompanying balance sheet. VisCorp shares had a market value of $1.00 at September 30, 1997. The Company was relieved of its responsibilities to provide additional funding to Skysite as a result of the sale.

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

               None

     Item 5.   Other Information

               None

     Item 6.   Exhibits and Reports of Form 8-K

               Exhibit 10.11  Contract with VisCorp for sale of
Skysite shareholdings, with exhibit pages.

           Exhibit 10.12 Contract for Loan to John Reed International, and investment in Chinese projects

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     INTERCONTINENTAL TECHNOLOGIES GROUP, INC.
      (Registrant)

Dated:  November 7, 1997
                              By:          /s/  Robert M. Terry
                                   Robert M. Terry, President

                              By:          /s/  Robert M. Terry
                                   Robert M. Terry, Treasurer
Exhibit 10.11

     MEMORANDUM OF UNDERSTANDING - ACQUISITION

     This Memorandum of Understanding - Acquisition ("Memorandum"), is made on May 1, 1997, between VisCorp ("VisCorp"), a Nevada corporation, on the one hand, and Intercontinental Technologies Group, Inc. ("ITG"), a Nevada corporation, Tom D. Soumas, Jr. ("Soumas"), Cochran Ranch Golf and Tennis Resort, Inc. ("Cochran"), a corporation, the Sinai Administrative Trust ("Trust), Carol Anderson ("Anderson"), Hart Garber ("Garber"), George Straayer ("Straayer"), Michael Savage ("Savage"), and Skysite Communications Corporation ("Skysite"), on the other hand. ITG, Soumas, Cochran, Trust, Anderson, Garber, and Straayer are sometimes collectively referred to herein as "Sellers".

     1. VisCorp and Sellers desire to have Sellers exchange all of their shares in Skysite for shares of VisCorp in the proportion (or maximum amount) set forth below so that VisCorp will acquire all of the issued and outstanding shares of Skysite (hereinafter sometimes referred to as "Skysite Acquisition").

     2. Based on the current factors known, VisCorp will issue no more than 750,000 shares of VisCorp Common Stock (the "Shares") for all of the issued and outstanding shares of Skysite (Sellers agree that Soumas will be entitled to receive up to 240,000 of the Shares and all of the remaining shareholders of Skysite shall receive up to a maximum of 510,000 of the Shares).

     3. Closing of the Skysite Acquisition may take place at any time on or before November 1, 1997 and at any mutually agreeable place, provided, however, that the Skysite Acquisition will close within 15 days of the satisfaction of the conditions set forth in paragraph 4.

     4. Skysite requires $100,000 cash deposit to replace certain collateral provided by certain shareholders of Skysite to secure certain of Skysite's obligations to American Mobile Satellite Corporation ("AMSC"). VisCorp agrees to raise private placement financing (the "Private Placement"), as reflected in the Memorandum of Understanding - Private Placement ("MOU"), and further agrees that the first net proceeds up to $100,000 will be used as a replacement deposit for the stock held as a security deposit by AMSC; provided, that VisCorp makes no assurance that any funds will be held as a security deposit by AMSC; provided that VisCorp makes no assurance that any funds will be raised through the Private Placement. VisCorp will use good faith efforts in the exercise of its business discretion to maintain the account with AMSC so as to avoid any call on the collateral provided by the Skysite shareholders. If VisCorp breaches its obligation in this paragraph 4, VisCorp will indemnify the Skysite shareholders for any damage arising from the loss of the collateral up to the value of AMSC s claim against the collateral.

     5. VisCorp will loan to Skysite $75,000.00, which amount Sellers represent Skysite needs to meet immediate working capital requirements for the period through May 15, 1997. Skysite will issue a one-year note payable to VisCorp. Such loan shall be at a maximum annual interest rate of 10% and shall be evidenced by appropriate loan documentation including any security or collateral VisCorp may deem necessary for its protection and which Skysite agrees to provide to VisCorp.

     6. Each Seller represents and warrants to the best of their knowledge as follows:

          (a) Sellers have the power to enter into and perform this Memorandum; and this Memorandum's execution has been duly authorized by all necessary corporate action.

          (b) This memorandum constitutes a valid and binding obligation on the part of Sellers and Soumas, enforceable in accordance with its terms.

          (c)  No suit, action, arbitration, or legal,
administrative, or other proceeding or governmental investigation is pending or threatened against or affecting Sellers, Soumas, or Skysite, under this memorandum, except for the Witter Publishing litigation, the PenWell Publishing litigation, and the Geoffrey Stevens labor claim, except as otherwise disclosed herein.

          (d) Sellers own all of the outstanding stock of Skysite.

          (e) The statement of assets and liabilities of Skysite, dated May 2, 1997, as set forth on Exhibit A, hereto, is true and correct as of the date of the financial statement.

          (f) There are no liabilities of Skysite, whether actual or contingent, directly or indirectly arising out of any act or omission occurring at any time prior to the execution of this MOU, other than as set forth on Exhibit B, except for a recently incurred obligation to AMSC estimated to be approximately $150,000 and the maximum amount of such liabilities shall not exceed $846,578.76.

          (g) Neither the execution of this memorandum nor the consummation of the transactions contemplated by it would constitute a default or violation of the articles of incorporation of bylaws of any of Sellers, or of any license, lease, franchise, mortgage, instrument or other agreement.

          (h) no consent or approval of any other person or governmental authority is necessary for this memorandum to be effective.

     7. Each Seller, individually, shall indemnify, defend, and hold harmless VisCorp and its officers, directors, shareholders, employees, agents, and representatives (collectively, "VisCorp Indemnitees"), against all liability, demands, claims, costs, losses, damages, recoveries, settlements, and expenses (including interest, penalties, attorney fees, accounting fees, expert witness fees, costs and expenses) incurred by any VisCorp Indemnitee, known or unknown, contingent or otherwise, directly or indirectly arising from or related to any untruth, inaccuracy, misrepresentations, or breach of any representations and warranties or agreements made by the breaching individual Seller in this memorandum.

     8. As to any breach of Seller's obligations under this Memorandum occurring within 90 days of execution which gives rise to an indemnity obligation set forth in paragraph 7, the number of shares to e distributed to Sellers and Soumas pursuant to paragraph 2 shall be reduced by the dollar value of such breach, with the responsibility being allocated solely to the breaching Seller's share holdings.

     9. Upon execution of this Memorandum: (a) Savage shall resign as Chief Executive Officer of Skysite effective immediately, and (b) Soumas shall continue as President of Skysite, but shall report to Lynn D. Rowntree ("Rowntree"). Soumas shall continue to have the authority customarily associated with the office of the president, except that Soumas must obtain Rowntree's consent to hire any personnel, to convey any interest in any asset of Skysite (including the writing of any checks), and to incur any obligation on the part of Skysite in excess of $5,000.00.

     10. VisCorp will not terminate any Skysite employees for a period of sixty days following the execution of this memorandum, except wit the unanimous consent of the Skysite Board of Directors.

     11. Sellers shall cause both the resignation and appointment of members of the Board of Directors of Skysite such that immediately following the execution of this memorandum, the Skysite board shall consist of three members: Lawrence Siegel, Soumas, and an appointee of ITG. The ITG appointee shall continue to serve until such time as the obligations of ITG to AMSC have been satisfied, at which time such board member shall resign and shall be replaced by an appointee of VisCorp.

     12. Except for the obligations set forth herein, including paragraph 13, upon execution of this memorandum, Sellers and Savage, and each of them, and their respective successors, heirs, executors, and assigns (collectively Releasing Parties ) shall and do hereby jointly and severally, absolutely and irrevocably discharge and release VisCorp and Skysite and their respective officers, directors, partners, predecessors, and successors of and from any and all liabilities, liens, debts, accounts, accountings, payments due, demands, obligations, promises, acts, agreements, costs, and expenses (including attorneys fees) damages, actions and causes of action, of whatever kind or nature, whether known or unknown, suspected or unsuspected, which any of them now or hereafter own or hold or has at any time heretofore owned or held against the other by reason of any matter, cause or thing whatsoever, which occurred, was done, omitted or was suffered to be done through the date of execution of this Memorandum.

     13. (a) The parties understand and agree that the release set forth in paragraph 12 does not apply to the promissory note executed by Soumas in favor of Cochran in the amount of $10,000.00.

         (b) The parties understand and agree that the release set forth in paragraph 12 does not apply to the account payable between Savage and Skysite, but only to the extent that the amount of the payable does not exceed $10,000.00 and provided that all expenses represented by the amount of the payable (subject to verification) constitute legitimate business expenses of Skysite.

     14. This Memorandum is intended to provide both guidance in the preparation of a more complete written agreement and evidence of a legally binding agreement between the parties, enforceable in accordance with the terms set forth herein. The parties agree to use their best efforts to negotiate a more complete agreement, which will supersede this agreement. However, failure to achieve a more complete agreement will not limit the enforceability of the agreement reflected in this Memorandum.

     The definitive agreement will contain the representations, warranties, covenants, conditions, and other terms and provisions that are commercially reasonable and typical for transactions of this type between similarly situated parties. If the parties do not enter into a complete, definitive agreement, they agree that any provisions necessary to construe and enforce this agreement will reflect such commercially reasonable provisions.

                         VisCorp


                         By: /s/ Lawrence Siegel
                         Lawrence Siegel, President

                         Intercontinental Technologies Group,
                         Inc.


                         By: /s/ Christopher H. Dieterich
                         Christopher H. Dieterich, Secretary

                              /s/ Michael Savage
                         Michael Savage, Vice-President

                         Skysite Communications Corporation


                         By: /s/ Thomas Soumas
                         Thomas D. Soumas, President

                         Cochran Ranch Golf and Tennis Resort,
                         Inc.


                         By: /s/ Michael Savage
                         Michael Savage, President

                         Sinai Administrative Trust

                         By: /s/ Ruben Kitay
                         Ruben Kitay, Trustee

Exhibit 10.12

                           INVESTMENT AGREEMENT

     The parties to this agreement are John Reed International, Inc., and its president John Reed (collectively, "JRI") and Intercontinental Technologies Group, Inc. ("ITG"). The parties intend to pursue the opportunity to build, own, operate and transfer power stations in China, and to modify, upgrade and/or participate in the development of the ZaoZhung Coal Mining Bureau company contract.

1.0  The Company

     1.1 A new company, to be identified as John Reed International, Inc., a Nevada corporation, will be formed, having all of the existing attributes of JRI, California, or, if possible, JRI, California will be reincorporated in Nevada. The existing debt structure of JRI is agreed to be approximately $180,000, all due John Reed individually. This debt will be recognized by the parties, will draw the minimum interest in each successive year, and will be repaid on a 50/50 sharing basis, out of profits, at the same time any debts are repaid to ITG.

     1.2 ITG's investment will take the form of an initial capital purchase in JRI, based upon a total investment of legal fees and contributed cash of $250,000, of $10,000 in stock purchase, with the remainder to be in the form of loans. When fully paid and/or loaned, this will entitle ITG to 45% of the common stock of JRI.

2.0  The Investment

     2.1 ITG's total investment in JRI is to be $250,000, less the $50,000 of legal fees to be provided by Christopher Dieterich. Should these services not be made available, ITG will cause them to be provided by an alternate firm and will bear their responsibility. ITG will also provide $190,000 in loans, having the same terms as the loan due John Reed.

     2.2 In exchange for the investment and loans, ITG will receive up to 50% of the capital or common stock of JRI, less 5% to be ceded to Dieterich if he provides the described services, upon full compliance with the investment of the remaining
$200,000.

     2.3 The initial investment will be the sum of $100,000 due upon execution, which will be utilized for payments to be determined by John Reed up to $70,000 and the remainder for travel and office expenses.

     2.4  The cash investment of ITG subsequent to the initial
$100,000 will be governed by the following series of decisions and commitments:

     ONE: Within 5 days of the next need for capital, subject to the determination by the board of JRI (as set forth elsewhere in this agreement), ITG must commit to invest up to $150,000, as needed, and thereby retain its 50% interest in JRI; or

     TWO: Within that same 5 day-period determine that it does not wish to invest further in JRI, at which time it must elect:

          Option 1: keep the investment (equity/loan) it currently has ($100,000) and retain a 25% interest in JRI, or

          Option 2: request that JRI repurchase the 25% interest for the sum of $300,000, payable within 90 days from the date of the election. This is a debt of JRI, not any of the shareholders. If JRI is not able to pay this sum, then JRI's assets (which would include the project) will be subject to ITG's claims.

It is not the parties' intent to sell equity in the venture for recognition of Reed's profit, but to sell the equity to insure that the venture (JRI) has sufficient operating capital to undertake the steps necessary to fulfill the various contracts with the Chinese, secure appropriate teaming partners or subcontractors and establish a viable company built around the Chinese infrastructure contracts.

3.0  Company Operations

     3.1 John Reed will remain as President and Chairman of the Board of JRI, and any other positions will be filled as necessary at the direction of Reed. Once ITG has achieved its complete investment, the company will be run under normal corporate law with directors appointed by the shareholders and the shareholders then appointing officers. Prior to that time, Reed is in charge.

     3.2 The parties anticipate that ITG will be responsible for handling US and financial investor affairs and Reed will be responsible for all Chinese and South East Asian affairs, and will remain as the lead individual when appearances are called for at investor/contractor meetings.

     3.3 Local affairs will be based at Reed's address for all Chinese communications until a formal entity is created, such as "Jinshan Power", at which point it will have a new address befitting its stature (whatever that is at the time). All other communications can be based out of 2950 Ocean Park (law office) until such time as that becomes impractical. If necessary, phone lines will be pulled in and answered "JRI" if the need arises.

     3.4 There will be no salaries to the initial parties or their employees until such time as there is more permanent sources of income. Each party will bear its own employees' expenses for salaries, but JRI will cover travel, as approved.

     3.5 Any decisions as to spending of the $200,000 paid in by ITG will be approved by one person from the Reed group and one person from the ITG group.

4.0       Public Offering and/or Trading

     4.1 ITG agrees that, upon successful establishment of any potential project for JRI, ITG will distribute its holdings in JRI to ITG's shareholders, such that JRI will then have in excess of 2,300 shareholders. Following, or contemporaneous with, this shareholder dividend distribution, ITG will cause to be filed (utilizing Dieterich's commitment of legal services) a Form 10 on behalf of JRI, establishing JRI as a 12(g)-3 reporting company for SEC purposes and therefore "public".

     4.2 ITG will also conduct liaison and negotiation with major brokerage houses, either prior to or shortly after the public filings on behalf of JRI, in an attempt to solicit investment interest in JRI as a public entity, with the goal being one of market penetration in the securities business and a possible investment by an outside "house" irrespective of ITG's shareholders.

5.0  Miscellaneous

     5.1 GTI. ITG understands that significant benefits may enure to JRI from its dealings with GTI (Brocklesby) and agrees to accept, subject to feasibility, the terms and conditions of dealings with GTI concerning the ABB power plants originally built for the Tennessee Valley Authority, or such replacements as may be identified.

     5.2 Subsequent Events. JRI and ITG each agree to notify the other party if, subsequent to the date of this Agreement, either party incurs obligations which could compromise their efforts and obligations under this Agreement.

     5.3 Amendment. This Agreement may be amended or modified at any time and in any manner only by an instrument in writing executed by the parties hereto.

     5.4 Further Actions and Assurances. At any time and from time to time, each party agrees to take actions and to execute and deliver documents as may be reasonably necessary to effectuate the purposes of this Agreement.

     5.5 Waiver. Any failure of any party to this Agreement to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed. The failure of any party to this Agreement to enforce at any time any of the provisions of this Agreement shall in no way be construed to be a waiver of any such provision or a waiver of the right of such party thereafter to enforce each and every such provision. No waiver of any breach of or non-compliance with this Agreement shall be held to be a waiver of any other or subsequent breach or non-compliance.

     5.6 Assignment. Neither this Agreement nor any right created by it shall be assignable by either party without the prior written consent of the other party.

     5.7 Notices. Any notice or other communication required or permitted by this Agreement must be in writing and shall be deemed to be properly given when delivered in person to an officer of the other party, when deposited in the Untied States mails for transmittal by certified or registered mail, postage prepaid, or when deposited with a public telegraph company for transmittal, or when sent by facsimile transmission, charges prepaid, provided the communication is addressed:

          (1)  In the case of ITG

               Robert M. Terry
               2950 31st Street, Suite 240
               Santa Monica, California 90405

          (2)       In the case of JRI:

               John Reed
               222 S. Figueroa, Suite 1821
               Los Angeles, California 90012

          or to such other person or address designated by ITG or JRI to receive notice.

     5.8 Headings. The section and subsection headings in this agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

     5.9 Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     5.10 Governing Law. This Agreement was negotiated and is being contracted for in the State of California, but shall be governed by the laws of the State of Nevada, notwithstanding any conflict-of-law provision to the contrary. Should any aspect of this agreement be subject to litigation or arbitration, the prevailing party in such dispute will be entitled to, in addition to all other damages, an award of its reasonable attorneys and accountant's fees.

     5.11 Binding Effect. This Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

     5.12 Entire Agreement. This Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter of this Agreement. No oral understandings, statements, promises, or inducements contrary to the terms of this Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been made by any party.

     5.13 Severability. If any part of this Agreement is deemed to be unenforceable the balance of the Agreement shall remain in full force and effect.

     5.14 Facsimile Counterparts. A facsimile, telecopy, or other reproduction of this Agreement may be executed by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen, and such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this Agreement as well as any facsimile, telecopy or other reproduction hereof.

     5.15 Time is of the Essence. Time is of the essence of this Agreement and of each and every provision hereof.

     5.16 No Third Party Beneficiaries. Nothing contained in this Agreement, expressed or implied, is intended to confer upon any person or entity other than the parties to this Agreement and their successors-in-interest and permitted assignees, any rights or remedies under or by reason of this Agreement unless expressly so stated.

     5.17 Remedies. The parties to this Agreement acknowledge and agree that breach of any of the covenants of the Agreement may not be compensable by payment of money damages and, therefore, that the covenants of the parties set forth in this Agreement may be enforced in equity by a decree requiring specific performance. Without limiting the foregoing, if any dispute arises concerning the sale or other disposition of any of the stock that is the subject of this Agreement, the parties agree that an injunction may be issued restraining the sale or other disposition of such stock or rescinding any such sale or other disposition, pending resolution of the controversy. These remedies shall be cumulative and non-exclusive and shall be in addition to any other rights and remedies the parties may have under this Agreement.

     5.18 Representation. Both parties acknowledge that they have been represented in general terms by Dieterich, who represents both parties separately in other endeavors and waive any conflict of interest that may result therefrom. Based upon this representation, neither party will be construed to have been the drafting party for this Agreement, and neither party will be adjudged as "represented" for purposes of interpreting ambiguities in the Agreement.

     5.19 Force Majeure. The parties accept that events beyond their control may modify or force cancellation of the terms and conditions of this agreement and therefore accept that the intervention of acts that are outside of either party's control, such as flood, famine, government edict, acts of god, and similar intrusions will not be considered a breach by either party.




                         [SIGNATURES ON NEXT PAGE]
Dated:  November 8, 1997

JOHN REED INTERNATIONAL, INC.


By:_/s/ John Reed_______________
     John Reed, President


INTERCONTINENTAL TECHNOLOGIES GROUP, INC.


By:_/s/ Robert Terry____________
     Robert M. Terry, President


By:_/s/ Arik Makleff____________
     Arik Makleff, Director


CHRISTOPHER DIETERICH**


By:_/s/ Christopher Dieterich___
     Christopher Dieterich

**As to those portions of the agreement concerning performance of legal services (paragraphs 2.0, 2.1 and 4.1).
[ARTICLE] 5

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1997
[PERIOD-END]                               JUN-30-1997
[CASH]                                         456,630
[SECURITIES]                                   192,900
[RECEIVABLES]                                   48,950
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                               728,957
[PP&E]                                         315,772
[DEPRECIATION]                                 138,279
[TOTAL-ASSETS]                               1,640,412
[CURRENT-LIABILITIES]                          600,133
[BONDS]                                         12,500
[COMMON]                                         5,192
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                 1,640,412
[SALES]                                         12,495
[TOTAL-REVENUES]                                 4,477
[CGS]                                                0
[TOTAL-COSTS]                                  196,399
[OTHER-EXPENSES]                               196,399
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                               9,761
[INCOME-PRETAX]                                508,664
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   508,665
[EPS-PRIMARY]                                     0.10
[EPS-DILUTED]                                     0.10