Form 10QSB
period 1997-09-30
INTERCONTINENTAL TECHNOLOGIES GROUP INC NV
filed 1997-11-25
CIK 753282

U.S. SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

     FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

The aggregate number of shares outstanding of the Issuer's Common
Stock, its sole class of common equity, was 5,191,593 as of September 30, 1997.

     This report consists of 32 pages.
Part I.   Item 1.  FINANCIAL STATEMENTS

          (attached at end of Part 1)

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION

Current Operations

     ITG Energy, Inc. Energy continued its oil production business during the third quarter, selling approximately $22,500 of crude oil as the oil field maintenance completed earlier finally showed anticipated results.

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

     Skysite Investment

     During the first quarter, 1997, ITG entered into a series of negotiations with both Skysite and outside investors to alleviate
the continuing growth capital requirements of Skysite.   This
resulted in the investment, by third parties, directly into Skysite during the first quarter, and then, during the Second Quarter, an outright sale of ITG's interest in Skysite's shares to VisCorp, a publicly traded corporation based in Chicago, Illinois. VisCorp will continue the business as developed, although Viscorp has since changed its name to "US Digital". ITG received 341,800 shares of VisCorp common stock during the third quarter and an option to acquire an additional 300,000 for an exercise price of $0.40 per share for a period of four years following closing. ITG was relieved of its obligation to provide collateral guarantees of airtime usage to Skysite's contracted
supplier, American Mobile Satellite Corporation.   This
transaction was not completed until the 23rd of June, 1997 and resulted in a temporary loss, as the $263,750 investment allocated to Skysite was converted into shares and options cumulatively valued at $0.50 per share as of the date of closing, or a loss of $80,850 on the transaction. VisCorp (US Digital) stock, with the acquisition of Skysite, rose to $1.00 per share at the end of the third quarter, 1997, and is reflected at the higher market value in this quarterly report ending September 30, 1997. At November 15, 1997, US Digital's stock was quoted at $1.68/$1.75.



     US Automotive

     US Automotive is involved in the sales and marketing of improved oil filtration systems for combustion engines, primarily heavy trucks and busses. Negotiations began for exclusive representation in the US and certain European and Southeast Asian territories. US Automotive, a newly-formed Nevada corporation, is owned jointly by ITG and the former principals of GTI. It entered into an exclusive representation contract with Radale Imports, Inc., in the U.S. and European markets. US Automotive has complete rights to the technology in Indonesia, the European Economic Community and Korea, and limited rights with respect to automotive, marine and aviation power plants in the United States. US Automotive received its first purchase order (500 filters), from the distributor based in Indonesia, earning a profit of $7,500, in September, 1997.

     Reno River Plaza Development Corporation

     During the first quarter, the Company was asked, by a local architectural firm, which had been engaged by the City of Reno for municipal planning purposes, to aid in the planning for the redevelopment of the Truckee river corridor, within the city limits of Reno, Nevada. The Company formed a subsidiary, Reno River Plaza Development Corporation, and initiated a study aimed at creation of a total development plan. During the second quarter, the development plan was completed and presented to the City of Reno. The city, after reviewing the presentation, requested the development of further information concerning the plan. The final plan was prepared and filed with the City on
September 2, 1997.   ITG's prospective teaming partners in this
project: Birtcher Construction Services, Inc., S.J. Ameroso Construction Co., Inc., and Arciero Brothers Contractors, Inc., with financial support provided by CitiCorp, Union Labor Life and Miller & Schroeder, who have committed their time and energies to the Reno River Plaza Redevelopment Corp. at cost, or in some cases at their own expense.

     During the third quarter, ITG entered into option agreements on properties located within the targeted development zone.
Further sums were committed to analysis, development and presentation of the overall project to the City Council of Reno, and to various interested developer and investor groups.

     On Time Data

     The company entered into a convertible loan agreement with On Time Data, Inc., a recently formed start-up that promotes computer software and tracking to control and virtually eliminate home-healthcare, provider fraud. The system operates using identification software, keyed to each individual provider of services, and a cross-referencing of the location from which that individual telephones the master record-keeping system. Each service provider contacts the main system upon arrival at their assigned client/patient, and generally again upon departure. The computer then compares all accumulated data to the pre-programmed schedule and confirms that the service provider is at the correct location and with the contracted patient. This system provides double confirmation of services performed, thereby meeting New York State requirements in existence already, and projected to be the law in other jurisdictions in the future. Cost of the service is effectively 25 cents per phone call to the provider, and On Time Data can provide instantaneous record-keeping and billing services to the providers. All data is available to the clients over the Internet, and each client maintains its own Internet capacity for tracking and monitoring. On Time has been in existence for approximately six months and is adding clients at the rate of 2 to 3 per month. Break even is estimated to occur in February or March of 1998 at the current rate of growth, and sooner if more capital is invested. ITG loaned On Time $50,000 with a credit line potential of an additional $50,000, in exchange for 25% of the common stock of On Time Data, and a return of the capital out of alternate funding or profits.

     Chinese Joint Venture Developments

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

     During the third quarter, JRI was approached by Korean and Japanese investment interests desirous of underwriting the tinplate manufacturing project conceptualized by JRI in 1995, with executed contracts established between JRI, Pacific Vista Industries and Hesei Construction as foreign parties and providers, and the City of Tangshan, Hebei Province, China as the Chinese Joint Venture partner. The total project contemplates the investment of US$90,000,000 into the construction of an ultra-modern tinplate manufacturing facility to be located at the port city of JingTang, itself a joint venture between the cities of Tangshan and Beijing.

Capital Resources and Liquidity of ITG

     Operating Loans   During the third quarter, ITG repaid an
additional $14,033 on its loans secured by the Gita Temple Ashram Mortgage, with the balance at September 30, 1997 reduced to $138,281 on the "first" and remaining at $40,000 on the "second". ITG had sufficient cash resources resulting from the sale by its subsidiary, Aero and repayment of sums advanced to Aero, to satisfy all immediate creditors and commitments coming current during the third quarter.

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


Part 1.  Item 1.  (continued)  FINANCIAL STATEMENTS:

     The unaudited financial statements for the Second Quarter follow:

     Consolidated Balance Sheet                        Page 5

     Statements of Cash Flows                          Page 6

     Statements of Opertions                           Page 7

     Notes to Financial Statements                     Page 8

     Intercontinental Technologies Group, Inc.
     Unaudited Balance Sheet
     September 30, 1997

     ASSETS

Current assets:
  Cash                                            $    405,636
  Trading Securities                                   363,800
  Accounts receivable, other                            56,950
  Notes receivable - current portion                    30,477
                                                    ----------
          Total current assets                         856,863

Property and equipment, at cost, less
  accumulated depreciation of $138,279                 187,497

Notes receivable - non-current                         675,262
Deposits                                                60,000
                                                    ----------
                                                     1,779,622
                                                    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                         12,500
  Current portion of long-term debt                    181,314
  Accounts payable                                      35,425
  Accrued expenses                                     325,763
  Amount due officer                                    89,632
                                                     ---------
          Total current liabilities                    644,634

Advances from affiliates                               292,521
Long-term debt                                          54,750

Stockholders' equity:
  Common stock $.001 par value,
  750,000,000 shares authorized,
  5,191,593 shares issued and
  outstanding                                            5,192
Additional paid-in capital                           4,041,680
Accumulated deficit                                ( 3,259,155)
                                                     ---------
                                                       787,717
                                                     ---------
                                                     1,779,622
                                                     =========

     See accompanying notes to financial statements.

Intercontinental Technologies Group, Inc.
     Statements of Cash Flows
     For the Nine Months Ended September 30, 1997 and 1996

                                   Nine Months    Nine Months
                                       Ended         Ended
                                  September 30,  September 30,
                                       1997           1996
                                   ------------   ------------

Net cash provided by (used in)
  operating activities             $ (563,534)    $ (330,430)

Cash flows from investing activities
  Acquisition of property and equip   (25,435)      (  3,285)
  Increase in deposits                ( 9,000)             -
  Sale of leasehold interest        1,000,000              -
  Advances to unconsolidated
    subsidiaries                        0           (456,882)
  Sale of investment securities         0            499,668
  Notes receivable issued            (100,000)             -
  Collection of notes receivable       22,616        323,828
                                   ------------   ------------
  Net cash provided by (used in)
   financing activities               888,181        363,329

Cash flows from financing activities:
  Increase in stockholder loans        79,632         47,168
  Advances from affiliates                  -              -
  Repayment of affiliate advances      39,964              -
  Proceeds from notes payable            0            12,500
  Repayment of notes payable          (39,754)       (33,696)
                                   ------------   ------------
  Net cash provided by (used in)
   financing activities                79,842         25,972
                                   ------------   ------------
Increase (decrease) in cash           404,489         58,871
Cash and cash equivalents,
  beginning of period                   1,147          9,629
                                   ------------   ------------
Cash and cash equivalents,
  end of period                    $  405,636     $   68,500
                                   ============   ============







     See accompanying notes to financial statements.

     Intercontinental Technologies Group, Inc.
     Statements of Operations
     For the Three months and Nine Months Ended September 30,
     1997 and 1996

                      Three Mo.     Three Mo.    Nine Mo.   Nine
Mo.
                      Ended         Ended        Ended      Ended
                      Sept 30,      Sept 30,     Sept 30,   Sept
30,
                      1997          1996         1997       1996
                    ------------   ------------  ---------  ---------
Sales               $    22,605    $  33,438        48,282   116,523
Cost of sales            21,119        2,905        44,325    19,318
                    ------------   ------------  ---------  ---------
Gross profit (loss)       1,486       30,533         3,957    97,205
Other costs and
 Expenses: General
 and administrative     127,128      116,213       517,772   412,066
                    ------------   ------------  ---------  ---------
Income (loss)
from operations        (125,642)     (85,680)     (513,815) (314,861)
                    -------------   ------------  --------- ---------
Other inc(expense):
 Gain (loss) on
  sale of leasehold      (7,061)        -          651,925      -
 Gain from sale
  of investments            0              0       (80,850)  499,668
 Interest income         13,639        9,712        41,133    30,913
 Interest expense        (7,181)     (14,332)      (26,001)  (40,990)
 Equity in losses of
   unconsolidated
   subsidiaries           0         ( 82,023)          0    (206,335)
                    ------------   ------------  ---------  ---------
                        170,297      (86,643)      757,107   283,256
                    ------------   ------------  ---------  ---------
Income (loss) before
 income taxes            44,655     (172,323)      243,292   (31,605)
Provision for
 income taxes              0            0             0         0
                    ------------   ------------  ---------  ---------
Net income (loss)       44,655     (172,323)      243,292    (31,605)
                    ============   ============  =========  =========
Earnings (loss) per
  Share Net income
 (loss):            $     0.01     $  (0.03)         0.05     (0.01)
                    ============   ============  =========  =========
Weighted average
 shares outstanding   5,191,593      5,178,260  5,191,593   5,160,482
                    ============   ============  =========  =========

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

Federal and state income taxes amounting to approximately $18,000 applicable to net income for the nine months ended September 30, 1997, have been reduced to zero due to the availability of net operating loss carryforwards. The Company has unused loss carryforwards of approximately $3,424,000 at September 30, 1997.

The federal tax benefit of the accumulated losses of approximately $1,164,000 has been fully reserved as their ultimate realization has not been assured.

During January 1997, the Company sold its interest in the Aero lease to an independent third party for a gross sales price of $1,100,000. After expenses of the sale, the Company received net proceeds of $1,026,450 during the period from February to May of 1997. The Company received $1,000,000 of the proceeds during the nine months ended September 30, 1997.

The lease sale is subject to a claim by the lender for repayment of the loan amount. The Company expects that the actual amount due will be determined by litigation or arbitration and has estimated the possible range of the claim to be from $150,000 to $1,500,000 and has recorded $310,000, the expected settlement amount, as a liability and in determining the gain on the sale. This amount is included in accrued expenses in the accompanying balance sheet. The Company recorded a gain from the sale of $651,925 during the nine months ended September 30, 1997.

On April 30, 1997, the Company agreed to sell its interest in the Skysite joint venture to VisCorp for 341,800 shares of its restricted common stock and options to purchase 300,000 additional shares at $0.40 per share. Subsequent to the transaction date, VisCorp informed the Company that the stock purchase option would not be eercisable until certain issues regarding the assets of Skysite are resolved. The Company may record additional income from the sale if the options become exercisable and such income is expected to be based on the fair market value of the options at the date of grant. The stock received had a market value as of the June 28, 1997, closing date of $0.50 per share. The Company recorded a loss from the transaction of $80,850 during the quarter ended June 30, 1997. The Company considers it's investment in VisCorp shares to be temporary in nature and, accordingly, has classified the investment as a trading security in the accompanying balance sheet. VisCorp shares had a market value of $1.00 on September 30, 1997, and, accordingly, the Company recorded an unrealized gain on the securities of $170,900 during the three months ended September 30, 1997. No recognition of the increase in the market value of the stock purchase option has been made due to the contingency regarding the exercisability of the option. The Company was relieved of its responsibilities to provide additional funding to Skysite as a result of the sale.

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

               None

     Item 5.   Other Information

               None

     Item 6.   Exhibits and Reports of Form 8-K

               Exhibit 10.13  Final Contract with VisCorp for
sale of Skysite shareholdings, with exhibit pages.


     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     INTERCONTINENTAL TECHNOLOGIES GROUP, INC.
                                    (Registrant)

Dated:  November 18, 1997
                              By:          /s/  Robert M. Terry

                                   Robert M. Terry, President

                              By:          /s/  Robert M. Terry

                                   Robert M. Terry, Treasurer

Exhibit 10.13
     AGREEMENT AND PLAN OF REORGANIZATION


     THIS AGREEMENT AND PLAN OF REORGANIZATION (the "Agreement") is made and entered into as of this 23rd dayy of June, 1997 by and between viscorp, a Nevada corporation, (hereinafter referred to as "viscorp"), and skysite communications corporation, a Delaware corporation, (hereinafter referred to as skysite ) and the holders of all of the outstanding shares of skysite (the "Shareholders"), as listed on Exhibit A and on the signatory pages hereafter.

     RECITALS:

     A. viscorp desires to acquire all of the issued and outstanding capital stock of skysite and the Shareholders of skysite desire to exchange all of their shares of skysite capital stock for shares of viscorp authorized but unissued shares of stock as hereinafter provided.

     B. It is the intention of the parties hereto that: (i) viscorp shall acquire all of the issued and outstanding capital stock of skysite in exchange solely for the number of shares of viscorp authorized but unissued shares of Common Stock, par value $.Ol ("Common Stock"), set forth below (the "Exchange"); (ii) the Exchange shall qualify as a tax free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended, and related sections thereunder; and (iii) the Exchange shall qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended, and under the applicable securities laws of each state or jurisdiction where the Shareholders reside.

     C. The board of directors of viscorp deem it to be in the best interest of viscorp and its shareholders to acquire all of the issued and outstanding capital stock Of skysite.

     D. The board of directors of skysite deem it to be in the best interest of its shareholdersto exchange all of the capital stock of skysite for shares of viscorp authorized but unissuedshares of Common Stock, as hereinafter provided.

     NOW, THEREFORE, in consideration of the mutual covenants, agreements, repre sentations and warranties contained in this Agreement, the parties hereto agree as follows:

SECTION 1.  EXCHANGE OF SHARES

     1.1 Exchange of Shares. viscorp and the Shareholders of skysite hereby agree that the Shareholders shall, on the Closing
Date (as hereinafter defined), exchange all of the issued and outstanding shares of skysite into 2 groups of shareholders as follows: (a) 510,000 shares of Common Stock proportionately to all the skysite shareholders, except Tom D. Soumas, Jr.
("Soumas"), and (b) 240,000 shares of Common Stock to Soumas,
(together referred to as the "Shares"). As further consideration to certain skysite Shareholders the parties hereto agree that the ones listed on Exhibit A who shall be entitled to certain options to purchase a maximum of 500,000 shares of viscorp Common Stock at 40 cents per share for a period of 3 years from the Closing Date
(the "Options"). The number of shares Of skysite capital stock owned by each Shareholder and the number of shares of viscorp Common Stock and Options which each will receive in the Exchange are set forth in Exhibit A hereto.

     1.2 Delivery of Shares. On the Closing Date, the Shareholders will deliver to viscorp the certificates representing the Shares, duly endorsed (or with executed stock powers) so as to make viscorp the sole owner thereof. Simultaneously, viscorp will deliver certificates representing the viscorp Shares to the Shareholders subject to certain conditions as set forth in Section 8 of this Agreement or in escrow with viscorp. The Exchange shall not be effected unless a minimum of ninety (90%) percent of skysite's outstanding shares of capital stock are delivered to viscorp on the Closing Date (as is more fully set forth in Section 8 of this Agreement).

     1.3 Investment Intent. The viscorp Shares have not been registered under the Securities Act of 1933, as amended (the "Act"), and may not be resold unless the viscorp Shares are registered under the Act or an exemption from such registration is available. The Shareholders represent and warrant that each of them is acquiring the viscorp Shares for his own account, for investment, and not with a view to the sale or distribution of the viscorp shares. Each certificate representing the viscorp Shares will have a legend thereon incorporating language or substantially similar language, as follows:

     "The Shares represented by the certificate have not been registered under the Securities Act of 1933, as amended (the "Act"). The shares have been acquired for investment and may not be sold or transferred in the absence of an effective Registration Statement for the shares under the Act unless in the opinion of counsel satisfactory to the Company, registration is not required under the Act."

SECTION 2. REPRESENTATIONS AND WARRANTIES OF SKYSITE

     skysite hereby represents and warrants as follows:

     2.1 Organization and Good Standing: Ownership of Shares. skysite is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. There are no outstanding subscriptions, rights, options, warrants or other agreements obligating skysite to issue, sell or transfer any stock or other securities of skysite except the warrants and options listed on Schedule 2.1 attached hereto and made a part hereof.

     2.2 Corporate Authority. skysite has the corporate power to enter into this Agreement and to perform its respective obligations hereunder. The execution and delivery of this Agreement and the consummation of the transaction contemplated hereby have been duly authorized by the Board of Directors of skysite. The execution and performance of this Agreement will not constitute a material breach of any agreement, indenture, mortgage, license or other instrument or document to which skysite is a party and will not violate any judgment, decree, order, writ, rule, statute, or regulation applicable to skysite or its properties. The execution and performance of this Agreement will not violate or conflict with any provision of the respective Certificate of Incorporation or by-laws of skysite.

     2.3 Ownership of Shares. The Shareholders are the owner of record and beneficially of all of the issued and outstanding shares of capital stock of skysite, which shares are free and clear of all rights, claims, liens and encumbrances, and have not been sold, pledged, assigned or otherwise transferred except pursuant to this Agreement. The shares represent all of the outstanding capital stock of skysite.

     2.4 Financial Statements, Books and Records. Schedule 2.4 consists of the unaudited financial statements of skysite as of April 30, 1997 and for all previous fiscal years prior thereto from the beginning of skysite (the "Financial Statements"). The Financial Statements fairly represent the financial position of skysite as at such dates and the results of their operations for the periods then ended. The Financial Statements were prepared in accordance with generally accepted accounting principles applied on a consistent basis with prior periods except as otherwise stated therein. The books of account and other financial records of skysite are in all respects complete and correct in all material respects and are maintained in accordance with good business and accounting practices.

     2.5 Access to Records. The corporate financial records, minute books and other documents and records Of skysite have been made available to viscorp prior to the Closing hereof.

     2.6  No Material Adverse Changes.  Since the date of the
Financial Statements there has not been:

          (i) any material adverse change in the financial position of skysite except changes arising in the ordinary course of business, which changes will in no event materially and adversely affect the financial position of skysite;

          (ii) any damage, destruction or loss materially affecting the assets prospective business, operations or condition (financial or otherwise) of skysite whether or not covered by insurance;

          (iii) any declaration, setting aside or payment of any dividend or distribution with respect to any redemption or repurchase of skysite'S capital stock;

          (iv) any sale of an asset (other than in the ordinary course of business) or any mortgage or pledge by skysite of any properties or assets; or

          (v) adoption of any pension, profit sharing, retirement, stock bonus, stock option or similar plan or arrangement.

     2.7 Taxes. skysite as of April 30, 1997, had filed or will timely file all material tax, governmental and/or related forms and reports (or extensions thereof) due or required to be filed and has (or will have) paid or made adequate provisions for all taxes or assessments which had become due as of April 30, 1997.

     2.8 Compliance with Laws. skysite has complied with all federal, state, county and local laws, ordinances, regulations, inspections, orders, judgments, injunctions, awards or decrees applicable to it or its business which, if not complied with, would materially and adversely affect the business of skysite.

     2.9 No Breach. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby will not:

               (i) violate any provision of the Certificate of Incorporation or By-Laws of skysite;

               (ii) violate, conflict with or result in the breach of any of the terms of, result in a material modification of, otherwise give any other contracting party the right to terminate, or constitute (or with notice or lapse of time or both constitute) a default under, any contract or other agreement to which skysite is a party or by or to which it or any of its assets or properties may be bound or subject;

               (iii) violate any order, judgment, injunction, award or decree of any court, arbitrator or governmental or regulatory body against, or binding upon, skysite or upon the properties or business of skysite; or

               (iv) violate any statute, law or regulation of any jurisdiction applicable to the transactions contemplated herein which could have a materially adverse effect on the business or operations of skysite.

     2.10 Actions and Proceedings. skysite is not a party to any material pending litigation or, to its knowledge, any governmental investigation or proceeding not reflected in the skysite Financial Statements, and to its best knowledge, no material litigation, claims, assessments or Nongovernmental proceedings are threatened against skysite except as set forth on
Schedule 2.10 attached hereto and made a part hereof.

     2.11 Agreements. Schedule 2.11 sets forth any material contract or arrangement to which skysite is a party or by or to which it or its assets, properties or business are bound or subject, whether written or oral.

     2.12 Brokers or Finders. No broker's or finder's fee will be payable by skysite in connection with the transactions contemplated by this Agreement, nor will any such fee be incurred as a result of any actions by skysite or any of its Shareholders except appearing on Schedule 2.12 and 3.14 as one Schedule attached hereto and made a part hereof.

     2.13 Real Estate. Except as set forth on Schedule 2.13, skysite owns no real property nor is a party to any leasehold agreement.

     2.14 Tangible Assets. skysite has full title and interest in all machinery, equipment, furniture, leasehold improvements, fixtures, projects, owned or leased by skysite, any related capitalized items or other tangible property material to the business of skysite (the "Tangible Assets"). skysite holds all rights, title and interest in all the Tangible Assets owned by it on the Balance Sheet or acquired by it after the date on the Balance Sheet free and clear of all liens, pledges, mortgages, security interests, conditional sales contracts or any other encumbrances. All of the Tangible Assets are in good operating condition and repair and are usable in the ordinary course of business of skysite and confonn to all applicable laws, ordinances and government orders, rules and regulations relating to their construction and operation, except as set forth on
Schedule 2.14 hereto.

     2.15 Liabilities. skysite did not have any direct or indirect indebtedness, liability, claim, loss, damage, deficiency, obligation or responsibility, known or unknown, fixed or unfixed, liquidated or unliquidated, secured or unsecured, accrued or absolute, contingent or otherwise, including, without limitation, any liability on account of taxes, any governmental charge or lawsuit (all of the foregoing collectively defined to as "Liabilities"), which are not fully, fairly and adequately reflected on the Financial Statement except for a specific Liabilities set forth on Schedule 2.15 attached hereto and made a part hereof. As of April 30, 1997, skysite will not have any Liabilities, other than Liabilities fully and adequately reflected on the Financial Statements except for Liabilities incurred in the ordinary course of business. To the best knowledge of the Shareholders, there is no circumstance, condition, event or arrangement which may hereafter give rise to any Liabilities not in the ordinary course of business.

     2.16 Operations of skysite.  From the date of the Financial
Statements through April 30, 1997, hereof skysite has not and will not have:

               (i)  incurred any indebtedness or borrowed money;

               (ii) declared or paid any dividend or declared or made any distribution of any kind to any shareholder, or made any direct or indirect redemption, retirement, purchase or other acquisition of any shares in its capital stock;

               (iii)     made any loan or advance to any
shareholder, officer, director, employee, consultant, agent or other representative or made any other loan or advance otherwise than in the ordinary course of business;

               (iv) except in the ordinary course of business, incurred or assumed any indebtedness or liability (whether or not currently due and payable);

               (v) disposed of any assets of skysite except in the ordinary course of business;

               (vi) materially increased the annual level of compensation of any executive employee of skysite;

               (vii)     increased, terminated, amended or
otherwise modified any plan for the benefit of employees of skysite.

               (viii)    issued any equity securities or rights
to acquire such equity securities; or

               (ix) except in the ordinary course of business, entered into or modified any contract, agreement or transaction.

     2.17 Capitalization. The authorized capital stock of skysite consists of 3,000 shares of common stock, no par value, of which 1,000 shares are presently issued and outstanding. skysite has not granted, issued or agreed to grant, issue or make any warrants, options, subscription rights or any other commitments of any character relating to the issued or unissued shares of capital stock of skysrm except for the warrants and options set forth on Schedule 2.1 attached hereto and made a part hereof. skysite has no subsidiaries or other entities except as listed on Schedule 2.17 attached hereto, setting forth the shares or percentage interest owned by skysite.

     2.18 Private Placement of viscorp Common Stock.

               (a)  The Shareholders have agreed to assist
viscorp in a Private Placement ("Private Placement") of a certain number of shares of Common Stock of viscorp, so as to raise a minimum of $100,000 plus the costs and expenses of said Private
Placement.

               (b) The parties agree that one of the purposes of the Private Placement would be for viscorp to raise funds of at least S100,000 plus all costs and expenses of the Private Placement. viscorp agrees to apply the first net proceeds of $100,000 so raised, to replace a security deposit of certain collateral of shares provided by certain of skysite Shareholders to American Mobile Satellite Corporation ("AMSC"). skysite and its Shareholders agree that viscorp has made no assurance that such funds will be raised from the Private Placement.

     2.19 Full Disclosure. No representation or warranty by skysite in this Agreement or in any document or schedule to be delivered by them pursuant hereto, and no written statement, certificate or instrument furnished or to be furnished skysite pursuant hereto or in connection with the negotiation, execution or performance of this Agreement contains or will contain any untrue statement of a material fact or omits or will omit to state any fact necessary to make any statement herein or therein not materially misleading or necessary to a complete and correct presentation of all material aspects of the business of skysite.

SECTION 3.  REPRESENTATIONS AND WARRANTIES OF VISCORP

     viscorp hereby represents and warrants as follows:

     3.1 Organization and Good Standing. viscorp is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada. It has the corporate power to own its own property and to carry on its business as now being conducted and is duly qualified to do business in any jurisdiction where so required except where the failure to so qualify would have no material negative impact.

     3.2 Corporate Authority. viscorp has the corporate power to enter into this Agreement and to perform their respective obligations hereunder. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by the Board of Directors of viscorp. The execution and performance of this Agreement will not constitute a material breach of any agreement, indenture, mortgage, license or other instrument or document to which viscorp is a party and will not violate any judgment, decree, order, writ, rule, statute, or regulation applicable to viscorp or its properties. The execution and performance of this Aqreement will not violate or conflict with any provision of the respective Articles of Incorporation or by-la",s of viscorp.

     3.3 The viscorp Shares. As of the Closing Date, there are approximately 130 shareholders of record that are the owners of 22,178,000 shares of viscorp Common Stock, and 2,031,832 shares of Preferred Stock, none of whom owns in excess of 5% of the issued and outstanding shares, except as may be set forth on
Schedule 3.3 attached hereto and made a part hereof. There are outstanding warrants, issued stock options, stock rights or other commitments of any character relating to the issued or unissued shares of capital stock both Common Stock and Preferred Stock of viscorp all of which are set forth on Schedule 3.3 attached hereto. The viscorp shares on said schedule 3.3 represent all of the outstanding capital stock of viscorp.

     At the Closing, the viscorp Shares to be issued and delivered to the skysite Shareholders hereunder will when so issued and delivered, constitute valid and legally issued shares of viscorp Common Stock, fully paid and nonassessable.

     3.4 Financial Statement: Books and Records. Schedule 3.4 consists of the audited financial statements of viscorp for the fiscal year ended December 31, 1996 and interim unaudited financial statements ended at March 31, 1997 (collectively the "Financial Statements"). The Financial Statements fairly represent the financial position of viscorp as at such date and the results of their operations for the periods then ended. The Financial Statements were prepared in accordance with generally accepted accounting principles applied on a consistent basis with prior periods except as otherwise stated therein. The books of account and other financial records of viscorp are in all respects complete and correct in all material respects and are maintained in accordance with good business and accounting practices.

     3.5  No Material Adverse Changes.

     Since the dates of the interim unaudited financial statements on Schedule 3.4;

               (i)  there has not been any material adverse
changes in the financial position of viscorp except changes arising in the ordinary course of business, which changes will in no event materially and adversely affect the financial position of viscorp and the past audit for the fiscal year ended December 31, 1996 will be consistent with the representations made by Blackman Kallick Bartelstein, LLP to viscorp.

               (ii) any damage, destruction or loss materially affecting the assets, prospective business, operations or condition (financial or otherwise) of viscorp whether or not covered by insurance;

               (iii) any declaration setting aside or payment of any dividend or distribution with respect to any redemption or repurchase of viscorp capital stock;

               (iv) any sale of an asset (other than in the ordinary course of business) or any mortgage pledge by viscorp of any properties or assets; or

               (v) adoption of any pension, profit sharing, retirement, stock bonus, stock option or similar plan or arrangement.

     3.6 Taxes. viscorp has (or by the Closing Date, will have filed) all material tax, governmental and/or related forms and reports (or extensions thereof) due or required to be filed and has (or will have) paid or made adequate provisions for all taxes or assessments which have become due as of the Closing Date.

     3.7 Compliance with Laws. viscorp has complied with all federal, state, county and local laws, ordinances, regulations, inspections, orders, judgments, injunctions, awards or decrees applicable to it or its business, which, if not complied with, would materially and adversely affect the business of viscorp or the trading market for the viscorp Shares and specifically, and to the best of its knowledge viscorp complied with provisions for registration under the Securities Act of 1933 and all applicable blue sky laws in connection with its public stock offering and there are no outstanding, pending or threatened stop orders or other actions or investigations relating thereto.

     3.8 Actions and Proceedings. viscorp is not a party to any material pending litigation or, to its knowledge, any governmental proceedings are threatened against viscorp, except as set forth on Schedule 3.8 attached hereto and made a part hereof.

     3.9 Periodic Reports. viscorp has delivered to skysite true and complete copies of Forms 10-K and 10-Q report pursuant to SEC Rules and Regulations for reporting companies under the Securities Exchange Act of 1934, as amended. As of their respective dates, such reports and statements did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstance under which they were made, not misleading. viscorp presently has one subsidiary (incorporated in Illinois). Schedule 3.9 sets forth all of the documentation of such reports viscorp has delivered to skysite.

     3.10 Disclosure. viscorp has (and at the Closing it will have) disclosed in writing all events, conditions and facts materially affecting the business, financial conditions or results of operation of viscorp all of which have been set forth herein. viscorp has not now and will not have, at the Closing, withhold disclosure of any such events, conditions, and facts which they have knowledge of or have reasonable grounds to know may exits.

     3.11 Capitalization. The authorized Capital Stock of viscorp consists of 50,000,000 shares of Common Stock of which 22,128,000 shares of Common Stock are issued and outstanding and has authorized 10,000,000 shares of Preferred Stock, par value $.0l per share, of which 2,031,832 shares are issued and outstanding.

     3.12 Access to Records. The corporate financial records, minute books, and other documents and records of viscorp have been made available to skysite prior to the Closing hereof.

     3.13 No Breach. The execution, delivery and performance of this of this Agreement and the consummation of the transactions contemplated hereby will not:

               (i) violate any provision of the Articles of Incorporation or By-Laws of viscorp;

               (ii) violate, conflict with or result in the breach of any of the terms of, result in a material modification of, otherwise give any other contracting party the right to terminate, or constitute (or with notice or lapse of time or both constitute) a default under, any contract or other agreement to which viscorp is a party or by or to which it or any of its assets or properties may be bound or subject;

               (iii) violate any order, judgment, injunction, award or decree of any court, arbitrator or governmental or regulatory body against, or binding upon, viscorp or upon the securities, properties or business to viscorp; or

               (iv) violate any statute, law or regulation of any jurisdiction applicable to the transactions contemplated herein.

     3.14 Brokers or Finders. No broker's or finder's fee will be payable by viscorp in connection with the transactions contemplated by this Agreement, nor will any such fee be incurred as a result of any actions of viscorp except appearing of
Schedule 2.12 and 3.14 as one Schedule attached hereto and made a part hereof.

     3.15 OTC Bulletin Board. viscorp shares are listed on the OTC Bulletin Board under the symbol "VICP". No representation is being made by viscorp of any trading of the shares of viscorp.
At the Closing Date, viscorp's Rule 15c2-11 documentation and reports required to be filed with the SEC as discussed above shall have been updated and shall be current in all material respects, except as may appear on Schedule 3.15, attached hereto which exceptions shall be permitted only by the written consent of skysite.

     3.16 Authority to Execute and Perform Agreements. viscorp has the full legal right and power and all authority and approval required to enter into, execute and deliver this Agreement and to perform fully its obligations hereunder. This Agreement has been duly executed and delivered and is the valid and binding obligation of viscorp enforceable in accordance with its terms, except as may be limited by bankruptcy, moratorium, insolvency or other similar laws generally affecting the enforcement of creditors' rights. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby and the performance by viscorp of this Agreement, in accordance with its respective terms and conditions will not:

               (i)  require the approval or consent of any
governmental or regulatory body or the approval or consent of any other person;

               (ii) conflict with or result in any breach or violation of any of the terms and conditions of, or constitute (or with any notice or lapse of time or both would constitute) a default under, any order, judgment or decree applicable to viscorp, or any instrument, contract or other agreement to which viscorp is a party or by or to which viscorp is bound or subject; or

               (iii)     result in the creation of any lien or
other encumbrance on the assets or properties of viscorp.

     3.17 Full Disclosure. No representation or warranty by viscorp in this Agreement or in any document or schedule to be delivered by them pursuant hereto, and no written statement, certificate or instrument furnished or to be furnished by viscorp pursuant hereto or in connection with the negotiation, execution or perfomance of this Agreement contains or will contain any untrue statement of a material fact or omits or will omit to state any fact necessary to make any statement herein or therein not materially misleading or necessary to complete and correct presentation of all material aspects of the business of viscorp.

SECTION 4.  CONDITIONS PRECEDENT

     4.1 Conditions Precedent to the Obligation of viscorp. All obligations of viscorp under this Agreement are subject to the fulfillment, prior to or as of the Closing Date, as indicated below, of each of the following conditions:

               (a) The representations and warranties by or on behalf of viscorp contained in this Agreement or in any certificate or document delivered pursuant to the provisions hereof shall be true in all material respects at and as of Closing Date as though such representations and warranties were made at and as of such time.

               (b) viscorp shall have performed and complied in all material respects, with all covenants, agreements, and conditions set forth in, and shall have executed and delivered all documents required by this Agreement to be performed or complied with or executed and delivered by them prior to or at the Closing.

               (c)  On or before the Closing, the Board of
Directors of viscorp shall have approved in accordance with Nevada law the execution, delivery and performance of this Agreement and the consummation of the transaction contemplated herein and authorized all of the necessary and proper action to enable viscorp to comply with the terms of the Agreement.

               (d) The Exchange shall be permitted by Nevada law and viscorp shall have sufficient shares of viscorp's Common
Stock authorized to complete the Exchange.

               (e) At the Closing, all instruments and documents delivered to skysite and the Shareholders pursuant to provisions hereof shall be reasonably satisfactory to legal counsel for skysite.

               (f) At the Closing, viscorp shall have delivered to skysite an opinion of counsel dated as of the Closing to the effect that:

                    (i) viscorp is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada;

                    (ii) This Agreement has been duly authorized executed and delivered by viscorp and is a valid and binding obligation of viscorp enforceable in accordance with its terms;

                    (iii)     viscorp through its Board of
Directors has taken all corporate action necessary for performance under this Agreement;

                    (iv) The documents executed and delivered to skysite and the skysite Shareholders hereunder are valid and binding in accordance with their terms to the shares of viscorp Shares to be issued pursuant to section 1.1 hereof, and such Shares will be duly and validly issued, fully paid and non-assessable; and

                    (v)  viscorp has the corporate power to
execute, deliver the Shares and perform under this Agreement.

               (g) The shares of restricted viscorp Common Stock to be issued to the Shareholders of skysite at Closing will be validly issued, nonassessable and fully paid under Nevada corporation law and will be issued in a non-public offering and isolated transaction in compliance with all federal and state securities laws, bearing a restrictive legend, as is more fully set forth above.

     4.2 Conditions Precedent to the Obligations of skysite and skysite Shareholders. All obligations of skysite and skysite Shareholders under this Agreement are subject to the fulfillment, prior to or at Closing, of each of the following conditions:

               (a) The representations and warranties by skysite and its Shareholders, contained in this Agreement or in any certificate or document delivered pursuant to the provisions hereof shall be true in all material respects at and as of the Closing as though such representations and warranties were made at and as of such time;

               (b) skysite shall have performed and complied with, in all material respects, with all covenants, agreements, and conditions set forth in, and shall have executed and delivered all documents required by this Agreement to be performed or complied or executed and delivered by them prior to or at the Closing;

               (c)  skysite shall deliver on behalf of its
Shareholders to viscorp a letter commonly known as an "Investment
Letter," or investment representations acknowledging that the shares of viscorp Common Stock are being acquired for investment purposes.

               (d) Except for the obligations and liabilities set forth on the Schedules attached to this Agreement the Shareholders, and each of them and their respective successors, heirs, executors and assigns shall execute General Releases in favor of viscorp and skysite and their respective officers, directors, partners, predecessors and successors of and from any and all liabilities, liens, debts, accounts, accounting, payments, due, demands, obligations, promises, acts, agreements, costs and expenses (including attorneys' fees) damages, actions and causes of action of whatever kind or nature, whether known or unknown, suspected or unsuspected, which any of them now or hereafter own or hold or has at any time heretofore owned or held against the other by reason of any matter, cause or thing whatsoever, which occurred, was done, omitted or was suffered to be done through the date of execution of this Agreement and to the date of the closing.

               (e) Resignation of all of skysite's officers and director except Soumas, Jr. (or any present officer and/or director of viscorp).

               (f) skysite and its Shareholders shall deliver an opinion of its legal counsel to viscorp to the effect that:
                    (i)  skysite is a corporation duly organized
validly existing and in good standing under the laws of the State of Delaware and is duly qualified to do business in any jurisdiction where so required except where the failure to so qualify would have no material adverse impact on the company;

                    (ii) skysite has the corporate power to carry on its business as now being conducted; and

                    (iii)     This Agreement has been duly
authorized, executed and delivered by skysite.

SECTION 5.  COVENANTS

     5.1 Corporate Examinations and Investigations. Prior to the Closing Date, the parties acknowledge that they have been entitled, through their employees and representatives, to make such investigation of the assets, properties, business and operations, books, records and financial condition of the other as they each may reasonably require. No investigations, by a party hereto shall, however, diminish or waive any of the representations, warranties, covenants or agreements of the party under this Agreement.

     5.2 Expenses. Each party hereto agrees to pay its own costs and expenses incurred in negotiating this Agreement and consummating the transactions described herein.

     5.3 Further Assurances. The parties shall execute such documents and other papers and take such further actions as may be reasonably required or desirable to carry out the provisions hereof and the transactions contemplated hereby. Each such party shall use its best efforts to fulfill or obtain the fulfillment of the conditions to the Closing, including, without limitation, the execution and delivery of any documents or other papers, the execution and delivery of which are necessary or appropriate to the Closing.

     5.4 Confidentiality. In the event the transactions contemplated by this Agreement are not consummated, viscorp, skysite and the Shareholders agree to keep confidential any information disclosed to each other in connection therewith for a period of two (2) years from the date hereof; provided, however, such obligation shall not apply to information which:

               (i) at the time of the disclosure was public knowledge;

               (ii) after the time of disclosure becomes public knowledge (except due to the action of the receiving party); or

               (iii)     the receiving party had within its
possession at the time of disclosure.

     5.5 Stock Certificates. At the Closing, the Shareholders shall have delivered the certificates representing the Shares duly endorsed (or with executed stock powers) so as to make viscorp the sole owner thereof. At such Closing, viscorp shall issue to the Shareholders the viscorp Shares.

     5.6 Investment Letters. The Shareholders shall have delivered to viscorp an "Investment Letter" agreeing that the shares are being acquired for investment purposes only and not with the view to public resale or distribution.

SECTION 6.  SURVIVAL OF REPRESENTATIONS AND WARRANTIES OF SKYSITE

     Notwithstanding any right of viscorp to investigate the affairs of skysite and its Shareholders, viscorp has the right to rely fully upon representations, warranties, covenants and agreements of skysite and its Shareholders contained in this Agreement or in any document delivered to viscorp by skysite and its Shareholders or any of their representatives, in connection with the transactions contemplated by this Agreement. All such representations, warranties, covenants and agreements shall survive the execution and delivery hereof and the closing hereunder for twelve (12) months following the Closing.

SECTION 7.  INDEMNIFICATION

     For a period of two (2) years from the Closing, skysite and its Shareholders agree to indemnify and hold harmless viscorp, and viscorp agrees to indemnify and hold harmless skysite, and its Shareholders, at all times after the date of this Agreement against and in respect of any liability, damage, or deficiency, all actions, suits, proceedings, demands, assessments, judgments, costs and expenses, including attorneys' fees, incident to any of the foregoing, resulting from any material misrepresentation made by any indemnifying party to an indemnified party, an indemnifying party's breach of covenant or warranty or an indemnifying party's nonfulfillment of any agreement hereunder, or from any material misrepresentation or omission from any certificate furnished or to be furnished hereunder.

     In the event any Shareholder listed on Exhibit A to this Agreement breaches this indemnification in this Section 7 of the Agreement, in addition to all other remedies, which viscorp may have and said breach was discoverable within 90 days from April 30, 1997, by the use of reasonable diligence, the number of Shares contemplated to be distributed to said Shareholder, pursuant to the terms and conditions of this Agreement shall be reduced by the dollar value of such breach as determined by viscorp, in its sole discretion, with the responsibility being allocated solely to the aforesaid breaching Shareholder's share holdings.

SECTION 8.  DOCUMENTS AT CLOSING AND THE CLOSING

     8.1 Documents at Closing At the Closing, the following transactions shall occur, all of such transactions being deemed to occur simultaneously:

          (a) skysite will deliver, or will cause to be delivered, to viscorp the following:

               (i) a certificate executed by the President and Secretary of skysite to the effect that all representations and warranties made by skysite under this Agreement are true and correct as of the Closing, the same as though originally given to viscorp on said date;

               (ii) a certificate from the State of Delaware dated at or about the Closingto the effect that skysite is in good standing under the laws of said State;

               (iii)     Investment Letters or investment
representations in the form executed by each skysite Shareholder;

               (iv) General Releases of all its Shareholders;

               (v) Stock certificates representing those shares of skysite to be exchanged for viscorp Shares will be delivered.

               (vi) Stock option agreement to certain skysite
Shareholders listed on Exhibit A for a maximum of 500,000 shares of viscorp, Common Stock at 40 cents per share for a 3 year period from the Closing Date.

               (vii) such other instruments, documents and certificates, if any, as are required to be delivered pursuant to the provisions of this Agreement, including but not limited to certified copies of resolutions of skysite's Board of Directors authorizing this transaction and an opinion of counsel of skysite as described herein including but not limited to such items set forth in Section 4 hereof;

               (viii)    resignation of its officers and
directors, except for Soumas and Siegel;

          (b) viscorp will deliver or cause to be delivered to skysite and the skysite Shareholders:

               (i) stock certificates representing those shares of viscorp Shares to be issued as a part of the Exchange as described in Section I hereof;

               (ii) a certificate from viscorp executed by the President or Secretary of viscorp, to the effect that all representations and warranties of viscorp made under this Agreement are true and correct as of the Closing, the same as though originally given to skysite on said date;

               (iii)     certified copies of resolutions by
viscorp's Board of Directors authorizing this transaction;

               (iv) certificates from the Nevada Secretary of State dated at or about the Closing Date that viscorp is in good standing under the laws of said State;

               (v)  opinion of viscorp's counsel as described in
Section 4.1(h) above;

               (vi) such other instruments and documents as are required to be delivered pursuant to the provisions of this Agreement;

               (vii)  all other items, the delivery of which
is a condition precedent to the obligations of viscorp, as set forth in Section 4 hereof.

     8.2 The Closing. The Closing shall take place on or before June 23, 1997 or at such other later time or place as may be agreed upon by the parties hereto. At the Closing, the parties shall provide each other with such documents as may be necessary.

SECTION 9.  MISCELLANEOUS

     9. 1 Waivers. The waiver of a breach of this Agreement or the failure of any party hereto to exercise any right under this Agreement shall in no way constitute waiver as to future breach whether similar or dissimilar in nature or as to the exercise of any further right under this Agreement.

     9.2 Amendment. This Agreement may be amended or modified only by an instrument of equal formality signed by the parties or the duly authorized representatives of the respective parties.

     9.3 Assignment. This Agreement is not assignable except by operation of law.

     9.4 Notice. Until otherwise specified in writing, the mailing addresses and fax numbers of the parties of this Agreement shall be as follows:

          To: viscorp:        VisCorp
                              Attention:  Lawrence Siegel
                              4764 Park Granada
                              Calabasas, CA 91302
                              Phone (818) 225-0000
                              Fax (818) 591-2720

          cc:                 Stuart D. Pearlman, Esq.
                              Defrees & Fiske
                              200 South Michigan Avenue
                              Suite 1100
                              Chicago, IL 60604
                              Phone (312) 372-4000
                              Fax (312) 939-5617

          To: skysite:        Mr. Tom D. Soumas, Jr.
                              Skysite Communications Corp.
                              11500 Sherman Way - Bldg. 2
                              North Hollywood, CA 91506
                              Phone (800) SKYSITE
                              Fax

          To:  The Shareholders:   Chris Dieterich, Esq.
                              11300 W. Olympic Blvd.
                              Suite 800
                              Los Angeles, CA 90064
                              Phone (310) 312-6888
                              Fax (310) 312-6680

Any notice or statement given under this Agreement shall be deemed to have been given if sent by registered mail addressed to the other party at the address indicated above or at such other address which shall have been furnished in writing to the addressor.

     9.5 Governing Law. This Agreement shall be construed, and the legal relations be the parties determined, in accordance with the laws of the State of Nevada, thereby precluding any choice of law rules which may direct the application of the laws of any other jurisdiction.

     9.6  Arbitration.

          (a) All disputes and differences arising in connection with or relating to the provisions of this Agreement, including what constitutes a dispute or difference, shall be settled and finally determined by arbitration unless agreement in writing has been reached between the parties within ninety (90) days after either party shall have given written notice to the other party of the existence of a dispute or difference which it desires to have arbitrated. Such notice shall state the point or points in dispute.

          (b) Arbitration shall be conducted in Los Angeles, California in accordance with the rules of the American Arbitration Association augmented by the rights of Civil Discovery included in the Federal Rules of Civil Procedure by three (3) arbitrators, one of whom shall be selected by viscorp, one by skysite and a Chairman of the Arbitration Court selected by the two arbitrators so selected. The applicable law shall be as provided above. Each party shall notify the other party of the arbitrator selected by it within sixty (60) days of the giving of written notice referred to above. In the event that the two arbitrators selected by the parties are unable to reach agreement as to the third arbitrator, the third arbitrator shall be selected by the American Arbitration Association. Arbitration shall be held in the jurisdiction of the party against which or whom the arbitration is instituted. Each party shall be given the opportunity to present to the arbitrators its evidence, witnesses and arguments, and the right to be represented by counsel of its selection when the other party be represented by counsel, of its selection when the other party presents its evidence, witnesses and arguments. In the event one of the parties shall fail, after reasonable notice, to appear and participate in the arbitration proceedings as normally interpreted by the above-mentioned rules, the arbitrators shall be entitled to make their decision and award on the basis of evidence, witnesses and arguments presented by the party appearing.

          (c) The decision and the award of the arbitrators shall be in writing and shall be final and binding upon the parties hereto. Judgment upon the award rendered my be entered in any court having jurisdiction thereof, or application may be made to such court for a judicial acceptance of the award and an order of enforcement, as the case may be. The expenses of arbitration shall be bome in accordance with the determination of the arbitrators with respect thereto. Pending decision by the arbitrators with respect to the dispute or difference undergoing arbitration, all other obligations of the parties hereto shall continue as stipulated herein, and all monies not directly involved in such dispute or difference shall be paid when due. All parties will have the right to appeal as if the award had been rendered in Federal District Court.

     9.7 Publicity. No publicity release or announcement concerning this Agreement or the transactions contemplated hereby shall be issued by either party hereto at any time from the signing hereof without advance approval in writing of the form and substance by the other party.

     9.8 Entire Agreement. This Agreement (including the Exhibits and Schedules hereto) and the collateral agreements executed in connection with the consummation of the transactions contemplated herein contain the entire agreement among the parties with respect to the purchase and issuance of the Shares and the viscorp Shares and related transactions, and supersede all prior agreements, written or oral, with respect thereto, including but not limited to the Memoranda of Understanding entered into by the parties hereto on May 2, 1997.

     9.9 Headings. The headings in this Agreement are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement.

     9.10 Severability of Provisions. The invalidity or unenforceability of any term, phrase, clause, paragraph, restriction, covenant, agreement or provision of this Agreement shall in no way affect the validity or enforcement of any other provision or any part thereof.

     9.11 Counterparts. This Agreement may be executed in any number of counterparts, each of which when so executed, shall constitute an original copy hereof, but all of which together shall consider but one and the same document.

     9.12 Binding Effect. This Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors and assigns.
     IN WITNESS WHEREOF, the parties have executed this Agreement on the date first above written.

                                   VISCORP

                              By:  /s/ Lawrence Siegel

                                   Lawrence Siegel, President

                                   (Print Name and Title)

ATTEST:

/s/ Hugh Jencks
Hugh Jencks, Secretary



                                   SKYSITE COMMUNICATIONS CORP.

                              By:    /s/ Tom Soumas
                                    Tom D. Soumas, Jr., President

                                   (Print Name and Title)


                                   ALL OF SKYSITE SHAREHOLDERS:

                                   Intercontinental Technologies
                                   Group, Inc.

                                   By: /s/ Christopher Dieterich
                                   Chris Dieterich, Secretary

                                   /s/ Tom Soumas
                                   Tom D. Soumas, Jr.,
                                   Individually

                                   Cochran Ranch and Tennis Club,
                                   a corporation

                                   By: /s/ Michael Savage
                                   Michael Savage, President

                                   Sinai Administrative Trust

                                   By: /s/ Ruben Kitay
                                   Ruben Kitay, Trustee

                                    /s/ George Straayer
                                   George Straayer, Individually

                                    /s/ Carol Anderson
                                   Carol Anderson, Individually

                                   /s/ Howard Garber
                                   Howard Garber

EXHIBIT A





Listing: (by shareholder)of:

     Name of Shareholder of Skysite
     Approximate Percentage of Holding
     Number of Shares of VisCorp Common Stock
     Number of Options to Purchase VisCorp Common Stock


Intercontinental Technologies Group, Inc.
45.37
341,800
300,000


Tom Soumas, Jr.
32.88
240,000
-0-


Cochran Ranch and Tennis Club, a corporation (Michael Savage)
9.25
69,700
0


Sinai Administrative Trust
(Ruben Kitay, Trustee)
7.50
56,500
0


George Straayer
1.67
14,000
-0-


Carol Anderson
1.67
14,000
-0-


Howard Garber
1.67
14,000
-0-


TOTAL:
100.00
750,000
300,000

     EXHIBIT 2.10

     (Actual and Potential Claims)


     Witter Publishing vs. Skysite (actual)

     Penwell Publishing vs. Skysite (actual)

     Geoffrey Stevens vs. Skysite (actual)

     Leslie Valencia vs. Skysite (potential)

     EXHIBIT 2.15 (ADDENDUM)

     (Additional Liabilities)

     The liability of Skysite to American Mobile Satellite Corporation is guaranteed by Intercontinental Technologies Group ("ITG"), up to the amount of the security deposit of $250,000, which is backed by a collateral stock account at West America Securities. Viscorp agrees to indemnify ITG for any losses occurring with respect to this collateral guarantee, and to remove ITG from any further responsibility as soon as possible, and by agreement, with any funds raised in the Private Placement.

     The following language from the Memorandum of Understanding
- Acquisition, is specifically incorporated into this agreement:

          Viscorp will use good faith efforts in the exercise of its business discretion to maintain the account with AMSC so as to avoid any call on the collateral provided by the Skysite Shareholders. If Viscorp breaches its obligation in this paragraph 4, Viscorp will indemnify the Skysite Shareholders for any damage arising from the loss of the collateral up to the value of AMSC's claim against the collateral.

     EXHIBIT 4.2(d)


     The following claims by Shareholders are not being released as stated in the Agreement:

     Debts due Michael Savage for expenses advanced to Skysite in the period prior to the sale/transfer to Viscorp in an amount not to exceed $10,000 and subject to audit for verification of their business purpose as being relevant to Skysite. These debts will be paid at Closing.

     Debts due from Tom Soumas to Michael Savage and/or Cochran Ranch on individual loans, which are at least $10,000, and which are not related to Skysite and not owed by Skysite, but are to be secured with 40,000 Viscorp shares pledged to Savage and held by Viscorp.

     Attorneys fees due from Skysite to Dieterich & Associates for their representation of Skysite, Tom Soumas and George
Straayer in the litigation styled Witter vs. Skysite, et. al.

[ARTICLE] 5

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1997
[PERIOD-END]                               SEP-30-1997
[CASH]                                          405636
[SECURITIES]                                    363800
[RECEIVABLES]                                    87427
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                856863
[PP&E]                                          325776
[DEPRECIATION]                                  138279
[TOTAL-ASSETS]                                 1779622
[CURRENT-LIABILITIES]                           644634
[BONDS]                                         193814
[COMMON]                                          5192
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                   1779622
[SALES]                                          48282
[TOTAL-REVENUES]                                 48282
[CGS]                                            44325
[TOTAL-COSTS]                                    44325
[OTHER-EXPENSES]                                517772
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                               26001
[INCOME-PRETAX]                                 243292
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                             243292
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    243292
[EPS-PRIMARY]                                      .05
[EPS-DILUTED]                                      .05